Form 10-Q
period 2021-09-30
Paymentus Holdings, Inc.
filed 2021-11-10
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2021, the registrant had 16,536,202 shares of Class A Common Stock, $0.0001 par value per share and 103,486,739 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

i

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
•
We and our billers and partners and their consumers and other third parties that use our platform obtain, provide and process a large amount of sensitive and personal data. Any real or perceived improper or

ii

unauthorized use of, disclosure of or access to such data could harm our reputation as a trusted brand, as well as have a material adverse effect on our business, operating results and financial condition.
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$177,506	$46,666
Restricted funds held for financial institutions	38,071	—
Accounts and other receivables, net of allowance of $96 and $100	37,130	28,034
Income tax receivable	1,185	2,011
Prepaid expenses and other current assets	9,737	3,117
Total current assets	263,629	79,828
Property and equipment, net of accumulated depreciation and amortization of $5,479 and $3,760	2,295	1,772
Capitalized internal-use software development costs, net	27,687	20,963
Intangible assets, net	52,026	296
Goodwill	120,934	13,205
Operating lease right-of-use assets	8,261	8,322
Deferred tax asset	10	270
Other long-term assets	3,931	218
Total assets	$478,773	$124,874
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,091	$16,825
Accrued liabilities	17,381	10,201
Financial institution funds in-transit	38,071	—
Operating lease liabilities	1,687	3,010
Contract liabilities	1,912	612
Income tax payable	—	463
Total current liabilities	84,142	31,111
Deferred tax liability	6,455	3,499
Operating leases, net of current portion	6,798	5,476
Contract liabilities, net of current portion	1,888	—
Finance leases and other finance obligations, net of current portion	955	412
Total liabilities	100,238	40,498
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 5,000,000 and zero shares authorized at September 30, 2021 and December 31, 2020, respectively, none issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value per share, 883,950,000 and zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; 16,482,529 and zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	—
Class B common stock, $0.0001 par value per share, 111,050,000 and zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; 103,486,739 and zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	11	—
Series A preferred stock, par value $0.01 per share; zero and 50,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero and 23,333 shares issued as of September 30, 2021 and December 31, 2020, respectively; zero and 23,013 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.005 par value per share; zero and 150,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero and 104,785,651 shares issued as of September 30, 2021 and December 31, 2020, respectively; and zero and 103,479,239 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	—	517
Treasury stock at cost, zero and 320 Series A preferred shares; and zero and 1,306,412 common shares as of September 30, 2021 and December 31, 2020, respectively	—	(579)
Additional paid-in capital	353,079	29,175
Accumulated other comprehensive income	174	216
Retained earnings	25,270	55,047
Total stockholders’ equity	378,535	84,376
Total liabilities and stockholders' equity	$478,773	$124,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$101,676	$78,018	$287,393	$219,345
Cost of revenue	70,512	55,365	199,754	152,513
Gross profit	31,164	22,653	87,639	66,832
Operating expenses
Research and development	8,818	6,221	24,469	17,970
Sales and marketing	11,314	8,002	29,041	23,246
General and administrative	9,904	4,959	24,067	12,116
Total operating expenses	30,036	19,182	77,577	53,332
Income from operations	1,128	3,471	10,062	13,500
Other income (loss)
Interest income, net	11	3	4	48
Foreign exchange loss	(16)	(19)	(8)	(109)
Income before income taxes	1,123	3,455	10,058	13,439
Provision for income taxes	(701)	(841)	(5,423)	(3,361)
Net income	$422	$2,614	$4,635	$10,078
Undeclared dividends on Series A preferred stock	—	(1,319)	(2,258)	(3,834)
Net income attributable to common stock	$422	$1,295	$2,377	$6,244
Net income per share attributable to common stock
Basic	$—	$0.01	$0.02	$0.06
Diluted	$—	$0.01	$0.02	$0.06
Weighted-average number of shares used to compute net income per share attributable to common stock
Basic	118,206,073	103,479,239	110,272,583	103,479,239
Diluted	124,427,777	106,088,898	116,419,674	106,109,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$422	$2,614	$4,635	$10,078
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	6	49	(42)	37
Comprehensive income	$428	$2,663	$4,593	$10,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

								Accumulated
	Series A				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income	Equity
Balances at December 31, 2020	23,013	$—	103,479,239	$517	$29,175	$(579)	$55,047	$216	$84,376
Stock-based compensation	—	—	—	—	563	—	—	—	563
Repayment of related party loan receivable	—	—	—	—	813	—	—	—	813
Other comprehensive income	—	—	—	—	—	—	—	21	21
Net income	—	—	—	—	—	—	3,638	—	3,638
Balances at March 31, 2021	23,013	$—	103,479,239	$517	$30,551	$(579)	$58,685	$237	$89,411
Issuance of Class A common stock in connection with initial public offering and private placement, net of offering costs, underwriting discounts and commissions	—	—	13,880,950	1	272,633	—	—	—	272,634
Conversion of common stock to Class B common stock in connection with initial public offering	—	—	—	(506)	506	—	—	—	—
Redemption of Series A preferred stock in connection with initial public offering	(23,013)	—	—	—	(23,013)	—	—	—	(23,013)
Payment of dividends on Series A preferred stock in connection with redemption upon initial public offering	—	—	—	—	—	—	(34,412)	—	(34,412)
Issuance of warrant	—	—	—	—	4,498	—	—	—	4,498
Retirement of treasury stock in connection with initial public offering	—	—	—	—	(579)	579	—	—	—
Stock-based compensation	—	—	—	—	568	—	—	—	568
Other comprehensive loss	—	—	—	—	—	—	—	(69)	(69)
Net income	—	—	—	—	—	—	575	—	575
Balances at June 30, 2021	—	$—	117,360,189	$12	$285,164	$—	$24,848	$168	$310,192
Issuance of Class A common stock for acquisitions	—	—	2,601,579	—	66,857	—	—	—	66,857
Change in estimate of warrants expected to vest	—	—	—	—	304	—	—	—	304
Stock-based compensation	—	—	—	—	754	—	—	—	754
Issuance of Class B common stock for stock option exercises	—	—	7,500	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	6	6
Net income	—	—	—	—	$—	—	422	—	422
Balances at September 30, 2021	—	$—	119,969,268	$12	$353,079	$—	$25,270	$174	$378,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

								Accumulated
	Series A				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income	Equity

Balances at December 31, 2019	23,013	$—	103,479,239	$517	$27,181	$(579)	$41,336	$149	$68,604
Issuance of shares	—	—	--	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	475	—	—	—	475
Related party loan receivable	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(23)	(23)
Net income	—	—	—	—	—	—	2,779	—	2,779
Balances at March 31, 2020	23,013	$—	103,479,239	$517	$27,656	$(579)	$44,115	$126	$71,835
Stock-based compensation	—	—	—	—	462	—	—	—	462
Related party loan receivable	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	11	11
Net income	—	—	—	—	—	—	4,685	—	4,685
Balances at June 30, 2020	23,013	$—	103,479,239	$517	$28,118	$(579)	$48,800	$137	$76,993
Stock-based compensation	—	—	—	—	511	—	—	—	511
Related party loan receivable	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	49	49
Net income	—	—	—	—	—	—	2,614	—	2,614
Balances at September 30, 2020	23,013	$—	103,479,239	$517	$28,629	$(579)	$51,414	$186	$80,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$4,635	$10,078
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,587	6,012
Deferred income taxes	2,691	1,318
Stock-based compensation	1,885	1,448
Non-cash lease expense	2,131	2,008
Amortization of contract asset	423	—
Change in operating assets and liabilities, net of impact of business combination
Accounts and other receivables	(7,814)	(7,663)
Prepaid expenses and other current and long-term assets	167	16
Accounts payable	7,842	13,667
Accrued liabilities	149	2,127
Operating lease liabilities	(2,071)	(1,976)
Contract liabilities	383	511
Income taxes receivable, net of payable	349	583
Net cash provided by operating activities	19,357	28,129
Cash flows from investing activities
Business combinations, net of cash and restricted cash acquired	(57,120)	(290)
Purchases of property and equipment	(825)	(382)
Capitalized internal-use software development costs	(13,473)	(10,866)
Net cash used in investing activities	(71,418)	(11,538)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriter's discounts and commissions	224,595	—
Proceeds from private placement	50,000	—
Redemption of Series A preferred stock	(23,013)	—
Payment of dividends on Series A preferred stock	(34,412)	—
Proceeds from repayment of related party loan	813	—
Financial institution funds in-transit	6,612	—
Payments of deferred offering costs	(1,961)	—
Payments on other financing obligations	(1,482)	(652)
Payments on finance leases	(204)	(257)
Net cash provided by (used in) financing activities	220,948	(909)
Foreign currency effect on cash, cash equivalents and restricted cash	24	23
Net increase in cash, cash equivalents and restricted cash	168,911	15,705
Cash, cash equivalents and restricted cash
Beginning of period	46,666	27,427
End of period	$215,577	$43,132
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$2,308	$1,446
Non-cash investing activities:
Fair value of Class A common stock issued for acquisitions	$66,857	$—
Property and equipment purchases in accounts payable	147	12
Business acquisition liability in accrued liabilities and finance leases and other finance obligations, net of current portion	2,186	—
Non-cash financing activities:
Prepaid insurance funded through short-term borrowings	$5,756	$1,389
Issuance of warrant	4,802	—
Property and equipment acquired through finance lease liabilities	—	787
Intangibles acquired through other financing obligations	—	53

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
The below table reconciles cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:
Cash and cash equivalents	$177,506	$43,132
Restricted funds held for financial institutions	38,071	—
Total cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$215,577	$43,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Organization and Description of Business

Description of Business

Paymentus Holdings, Inc. and its wholly owned subsidiaries (“Paymentus” or “the Company”) provides electronic bill presentment and payment services, enterprise customer communication and self-service revenue management to billers through a Software-as-a-Service, (“SaaS”), secure, omni-channel technology platform. The platform seamlessly integrates into a biller’s core financial and operating systems to provide flexible and secure access to payment processing of credit cards, debit cards, eChecks and digital wallets across a significant number of channels including online, mobile, IVR, call center, chatbot and voice-based assistants. Paymentus was incorporated in the state of Delaware on September 2, 2011 with office locations in Charlotte, North Carolina, Richmond Hill, Ontario (Canada), Blacksburg, Virginia, Cromwell, Connecticut, Redmond, Washington and Delhi and Bangalore (India). The Company was headquartered in Charlotte, North Carolina until 2020 when the Company moved its headquarters to Redmond, Washington.

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

These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, comprehensive income, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated upon consolidation.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance. The Company has three operating segments based on geography. The United States segment represents the vast majority of the Company’s consolidated net sales and gross profit. The additional two operating segments, Canada and India, do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate. None of the operating segments qualified for aggregation. The Company’s CODM is its Chief Executive Officer. The CODM evaluates the performance of the Company’s operating segments based on revenue and gross profit. The Company does not analyze discrete segment balance sheet information related to long-term assets. All other financial information is presented on a consolidated basis. For information regarding the Company’s long-lived assets and revenue by geographic area, see Note 15.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition, the allowance for credit losses, the lives of tangible and intangible assets, the valuation of acquired intangible assets and the recoverability or impairment of intangible assets, including goodwill, internal-use software development costs, valuation of stock warrants issued, stock-based compensation, and accounting for income taxes. The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates.

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. The pandemic is causing major disruptions to businesses and markets worldwide as the virus continues to spread. A number of countries as well as many states and cities within the United States and Canada have in the past and may in the future enact temporary closures of businesses, issue quarantine orders and take other restrictive measures in response to COVID-19. The Company is closely monitoring the effects of the COVID-19 pandemic and implemented a work from home plan early in the pandemic, with limited individuals allowed in the Company’s office locations.

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

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwarding such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $32.6 million and $20.5 million as of September 30, 2021 and December 31, 2020, respectively.

Restricted Funds Held for Financial Institutions and Financial Institution Funds In-Transit

Restricted funds held for financial institutions and the corresponding liability of financial institution funds in-transit represent the timing differences arising between the amounts the Company's sponsor bank receives from the sending financial institutions and the amounts disbursed to the recipient financial institutions. The restricted funds held for financial institutions account is a transaction account maintained at the Company’s sponsor bank for clearing payments from financial institutions (as defined by the U.S. Treasury’s Financial Crimes Enforcement Network) to other financial institutions. Restricted funds held for financial institutions represent restricted cash that, based upon the Company's intent, are restricted solely for satisfying the corresponding obligations to send funds to the various financial institutions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the three and nine months ended September 30, 2021 and 2020. One customer accounted for more than 10% of accounts receivable as of September 30, 2021, while no customer accounted for more than 10% of accounts receivable as of December 31, 2020.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 included in the Final Prospectus. There have been no significant changes to these policies during the nine months ended September 30, 2021, except as noted below.

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

Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board, ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes in order to reduce cost and complexity of its application. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this standard on January 1, 2021. Adoption of this standard did not have a material impact on its condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"). ASU 2021-08 will require companies to apply the definition of a performance obligation under ASU 2014-09, Revenue from contracts with customers (“Topic 606”) to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASU Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

3. Revenue, Performance Obligations and Contract Balances

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Payment transaction processing revenue	$100,384	$76,740	$284,029	$216,484
Other	$1,292	1,278	$3,364	2,861
Total revenue	$101,676	$78,018	$287,393	$219,345

Remaining Performance Obligations

ASU Topic 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts.

As of September 30, 2021, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $3.8 million, which the Company expects to recognize over 90% within the next two years. The timing of revenue recognition within the next year is largely dependent upon the go-live dates of the Company's contracts.

As of September 30, 2021, the Company has contractual rights under its commercial agreements to receive $33.2 million of fixed consideration related to the future minimum guarantees through March 2026. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

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

The Company recorded a contract asset in connection with a warrant agreement with a customer that was signed in May 2021. Following the guidance in ASC 606, the Company accounts for consideration payable in the form of warrants to a customer as a reduction of the transaction price and therefore, of revenue. The Company has estimated the transaction price related to the revenue for this customer inclusive of the estimated value of the warrants earned and expected to be earned over the term of the contract. During the period the Company reduced revenue and the related contract asset by $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, respectively. The contract asset balance at September 30, 2021 was $4.4 million of which $0.9 million was included in prepaid expenses and other current assets and $3.5 million was included in other long-term assets in the condensed consolidated balance sheets.

The Company recorded $3.8 million and $0.6 million of contract liabilities in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively, of which $2.8 million is related to acquisitions during the three months ended September 30, 2021 and the remaining related to legacy contracts obtained from prior acquisitions associated with the Company’s insignificant other revenue stream and other payments the Company received in advance for services. The change in the contract liabilities is primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation. The revenue recognized during the three and nine months ended September 30, 2021 and 2020 that was included in the contract liabilities at the beginning of each respective period was not material.

4. Business Combinations

Payveris, LLC

On September 1, 2021, the Company completed its acquisition of Payveris, LLC ("Payveris") by acquiring all outstanding equity interests for a total purchase price of approximately $145.6 million, comprised of $85.2 million in cash and 2,364,270 shares of the Company's Class A common stock with a fair value of approximately $60.4 million, of which 56,197 shares of the Company's Class A common stock with an approximate value of $1.4 million are subject to final issuance and is currently recorded in accrued liabilities in the condensed consolidated balance sheets. Payveris is a leading payments processing company for financial institutions. The acquisition is expected to increase the addressable market opportunity for the Company's existing solutions while also enhancing Payveris’ platform with real-time capabilities, enhanced electronic bill presentment and additional payment options for banks, credit unions and financial institutions of all sizes.

The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. The major classes of assets and liabilities to which the Company has allocated the fair value of purchase consideration were as follows (in thousands):

Accounts receivable	$1,026
Prepaid expenses and other current assets	237
Intangible assets	46,740
Property and equipment	326
Goodwill	100,518
Restricted funds held for financial institutions	31,459
Financial institution funds in-transit	(31,459)
Accounts payable	(194)
Accrued liabilities	(265)
Deferred revenue	(2,805)
Total	$145,583

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the net assets acquired and goodwill within the twelve months measurement period, if necessary.

The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Payveris and the assembled workforce. The goodwill is deductible for income tax purposes.

The fair values and estimated useful lives of the acquired intangible assets by category were as follows (in thousands, except years):

	Fair Value	Useful Life (Years)
Customer Relationships	$26,154	8.0
Trademarks	12,484	3.0
Developed Technology	8,102	4.0
Total	$46,740

Finovera, Inc.

On September 2, 2021, the Company completed its acquisition of Finovera by acquiring all outstanding shares for a total purchase price of approximately $12.9 million, net of cash acquired, comprised of $5.0 million in cash of which $0.8 million is being held back by the Company for a period of twenty-four months following the transaction closing date and is recorded in finance leases and other finance obligations, net of current portion in the condensed consolidated balance sheets, and 293,506 shares of the Company's Class A common stock with a fair value of approximately $7.9 million. Finovera is a leading bill aggregation technology provider for financial institutions. The acquisition of Finovera is expected to increase the addressable market opportunity for the Company's biller and financial institution solutions by, among other things, increasing the availability of certain bill data.

The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. The major classes of assets and liabilities to which the Company has allocated the fair value of purchase consideration were as follows (in thousands):

Cash	$65
Accounts receivable	267
Intangible assets	6,048
Prepaid expenses and other current assets	39
Goodwill	7,211
Accounts payable	(85)
Accrued liabilities	(72)
Deferred taxes	(533)
Total	$12,940

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the net assets acquired and goodwill within the twelve months measurement period, if necessary.

The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Finovera and the assembled workforce. The goodwill is not deductible for income tax purposes.

The fair values and estimated useful lives of the acquired intangible assets by category were as follows (in thousands, except years):

	Fair Value	Useful Life (Years)
Developed Technology	$5,155	4.0
Customer Relationships	893	2.0
Total	$6,048

The revenue and expenses of the acquired businesses have been included in the Company's condensed consolidated financial results since the acquisition date. Revenues and expenses related to these acquisitions and pro forma results of operations have not been presented for the three and nine months ended September 30, 2021 and 2020 because the effects of these acquisitions was not material to the Company's overall operations.

The Company incurred costs related to these acquisitions of approximately $1.7 million for the three and nine months ended September 30, 2021. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the condensed consolidated statements of operations.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Computer equipment	$5,949	$4,368
Furniture and fixtures	1,371	976
Leasehold improvements	449	183
Automobile	5	5
Total property and equipment	7,774	5,532
Less: Accumulated depreciation and amortization	(5,479)	(3,760)
Property and equipment, net	$2,295	$1,772

Depreciation and amortization expense recorded for property and equipment was $0.3 million for each of the three months ended September 30, 2021 and 2020 and $0.8 million for each of the nine months ended September 30, 2021 and 2020.

6. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	United States	Other	Total
Balance as of December 31, 2020	$12,303	$902	$13,205
Goodwill acquired(1)	107,729	—	107,729
Foreign currency translation adjustments	—	—	—
Balance as of September 30, 2021	$120,032	$902	$120,934

(1) The goodwill acquired in the nine months ended September 30, 2021 is related to the Payveris and Finovera acquisitions. See Note 4.

Internal-use Software Development Costs

The Company capitalizes qualifying internal-use software development costs related to its platform. The costs consist of personnel costs (including related benefits) that are incurred during the application development stage, as well as implementation costs incurred to fulfill our contracts with customers as they (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy the performance obligation under the contract, and (3) are expected to be recovered through revenues generated under the contract. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred. During the three months ended September 30, 2021 and 2020, the Company capitalized $4.8 million and $3.7 million in software development costs, respectively and during the nine months ended September 30, 2021 and 2020, the Company capitalized $13.5 million and $10.9 million in software development costs, respectively.

Capitalized costs are amortized over the estimated useful life of the software, which management estimated to be a range of three to five years, and are recorded on a straight-line basis, which represents the manner in which the expected benefit will be derived. Amortization expense is recorded in cost of revenue and operating expenses in the condensed consolidated statement of operations aligned with the internal organizations that are the primary beneficiaries of such assets. During the three months ended September 30, 2021 and 2020, the Company recorded $1.3 million and $0.9 million of amortization expense in cost of revenue, and $1.2 million and $0.8 million of amortization expense in operating expenses, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded $3.5 million and $2.6 million of amortization expense in cost of revenue, and $3.3 million and $2.2 million of amortization expense in operating expenses, respectively.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$20,844	$(7,818)	$13,026	4.0
License	2,686	(2,686)	—	—
Customer relationship	33,839	(7,102)	26,737	8.0
Software	530	(403)	127	3.0
Non-compete	334	(334)	—	—
Trademark	12,683	(547)	12,136	3.0
Total	$70,916	$(18,890)	$52,026

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$7,579	$(7,460)	$119	7.0
License	2,652	(2,652)	—	—
Customer relationship	6,782	(6,782)	—	—
Software	532	(355)	177	3.0
Non-compete	330	(330)	—	—
Trademark	200	(200)	—	—
Total	$18,075	$(17,779)	$296

Amortization expense of intangible assets was $1.0 million and $1.1 million for the three and nine months ended September 30, 2021 and $0.1 million and $0.5 million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, future amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2021 (remaining three months)	$2,818
2022	11,258
2023	11,079
2024	9,394
2025	5,491
Thereafter	11,986
Total future amortization expense	$52,026

7. Leases

The Company enters into operating and finance leases, primarily related to rental of office space, equipment and data centers. Both operating and finance leases have remaining lease terms which range from less than one year to ten years, and often include one or more renewal or termination options. These options are not included in the determination of the lease term at commencement unless it is reasonably certain that the Company will exercise the option. During the nine months ended September 30, 2021, the Company recorded approximately $2.5 million for an additional right-of-use asset and related operating lease liability for an office lease that commenced in April 2021.

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$893	$780	$2,329	$2,164
Finance lease cost
Depreciation expense	68	90	204	230
Interest on finance lease liabilities	4	5	13	12
Total finance lease cost	72	95	217	242
Short-term lease cost	424	81	592	261
Total lease cost	$1,389	$956	$3,138	$2,667

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$546	$713	$2,236	$1,923
Operating cash flows for finance leases	4	3	13	12
Financing cash flows for finance leases	68	88	204	257
Right-of-use assets obtained in exchange of operating lease obligations	--	5,132	2,638	7,678

The total remaining lease payments under non-cancelable operating and finance leases as of September 30, 2021 were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2021 (remaining three months)	$533	$68
2022	1,736	271
2023	854	106
2024	847	—
2025	858	—
Thereafter	4,606	—
Total minimum lease payments including interest	$9,434	$445
Less imputed interest	(949)	(11)
Total lease liabilities	$8,485	$434

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Payroll and employee-related expenses	$7,645	$6,474
Finance leases and other financing obligations	5,428	1,132
Other accrued liabilities	4,308	2,595
	$17,381	$10,201

Finance leases and other financing obligations includes the current portion of finance leases related to the acquisition of computer equipment and short-term insurance premium financing arrangements. Other accrued liabilities includes $1.4 million related to Class A common stock issuable for the Payveris acquisition.

9. Commitments and Contingencies

Other Commitments

The Company has entered into certain non-cancellable agreements for software and marketing services that specify all significant terms, including fixed or minimum services to be used, pricing provisions and the approximate timing of the transaction. Obligations under contracts that are cancellable or with remaining terms of 12 months or less are not included.

Future minimum payments under other non-cancellable agreements as of September 30, 2021 were as follows (in thousands):

Years Ending December 31,
2021 (remaining three months)	$590
2022	2,031
2023	704
2024	215
2025	16
Thereafter	—
$3,556

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three and nine months ended September 30, 2021 and 2020.

Legal Matters

The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows as of and for the three and nine months ended September 30, 2021.

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

10. Related Party Transactions

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

On September 6, 2011, the Company issued a loan to the Company’s Chief Executive Officer for $0.8 million at an interest rate of 2% per annum. The Company recorded the principal amount of $0.8 million as a reduction to additional paid-in capital in the consolidated statements of stockholders’ equity. The Chief Executive Officer and an entity affiliated with him pledged 805 shares of the Company's Series A preferred shares and 1,788,205 common shares as security for the loan. The loan principal and interest were due and payable on September 6, 2026. During the nine months ended September 30, 2020 and the nine months ended September 30, 2021, the Company recognized an immaterial amount of interest income relating to the loan. At December 31, 2020, the Company had recorded a receivable for accrued interest of $0.2 million, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets. On March 16, 2021, the Company’s Chief Executive Officer paid in full the loan outstanding in the amount of $0.8 million, plus accrued interest of $0.2 million for a total payment of $1.0 million.

11. Equity

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

Series A Preferred Stock

Upon completion of the IPO, the Company used approximately $57.4 million of the net proceeds to redeem all of the issued and outstanding shares of Series A preferred stock (including accrued dividends of $34.4 million). As of September 30, 2021, there were no shares of Series A preferred stock issued and outstanding.

Warrant

On May 13, 2021, the Company entered into a warrant agreement with an affiliate of J.P. Morgan Securities LLC, an underwriter in the IPO, whereas the Company agreed to issue a warrant to such affiliate for up to 509,370 shares of Class A common stock upon completion of the IPO at an exercise price of $18.38 per share. Upon completion of the IPO, 382,027 of the warrant shares had vested and are therefore, exercisable. The vesting of the remaining 127,343 shares of Class A common stock underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2025 pursuant to a related commercial agreement. Consistent with classification guidance in ASU Topic 606, the Company accounts for the consideration payable in the form of warrants to a customer as a reduction of the transaction price and, therefore, of revenue as the revenue is earned. The warrant fair value was determined using the Black-Scholes pricing model in accordance with ASC 718, Compensation-Stock Compensation.

During the three months ended September 30, 2021, the Company updated the warrant value recognized based on the expectation that the probability of achievement of certain milestones would be achieved. The increase was recorded using the fair value determined at the time of grant multiplied by the estimated number of remaining warrants expected to vest. This increase was recorded as additional paid-in capital and as a contract asset included in prepaid expenses and other current assets and other long-term assets in the condensed consolidated balance sheets.

12. Stock-Based Compensation

In May 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company's employees and any of its parent or subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. At September 30, 2021, there were 9,927,811 remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the nine months ended September 30, 2021 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2020	7,509,210	$4.68	5.80	$36,580
Options granted	67,397	10.56
Options exercised	(7,500)	0.09
Options forfeited	(12,750)	5.82
Outstanding at September 30, 2021	7,556,357	$4.73	5.02	$150,419
Exercisable at September 30, 2021	5,380,471	$3.14	3.86	$115,676

The weighted average grant date fair value of options granted during the nine months ended September 30, 2021, was $7.21. There were no options granted during the three months ended September 30, 2021. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2020 was $3.71. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock.

The fair value of options granted during the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividend yield	—	0.0%	0.0%	0.0%
Risk-free interest rate	—	0.3% - 0.4%	0.3% - 0.8%	0.3% - 0.4%
Expected term (in years)	—	3 - 5	5	3 - 5
Expected volatility	—	50.0%	38.0%	50.0%

Restricted Stock Units (“RSUs”)

In August 2021, the Company began issuing RSUs to certain employees and nonemployees under the 2021 Plan. A summary of the Company’s RSU activity during the nine months ended September 30, 2021 was as follows:

		Weighted-
		Average
	Number of	Grant Date
	RSU's Outstanding	Fair Value
Awarded and unvested at December 31, 2020	—	$—
Awards granted	531,605	25.93
Awards vested	—	—
Awards forfeited	(3,453)	25.75
Awarded and unvested at September 30, 2021	528,152	$25.93

The fair value of RSU grants is determined based upon the market closing price of the Company's Class A common stock on the date of grant. RSUs vest over the requisite service period, which ranges between 4 years and 5 years from the date of grant, subject to continued employment for employees and provision of services for nonemployees. No RSUs vested during the three or nine months ended September 30, 2021, respectively.

Stock-based compensation expense included in the consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$—	$—	$—	$—
Operating expenses
Research and development	110	9	141	19
Sales and marketing	56	8	92	23
General and administrative	588	494	1,652	1,406
Total stock-based compensation	$754	$511	$1,885	$1,448

At September 30, 2021, there was $6.1 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 2.8 years.

At September 30, 2021, there was $13.5 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 4.5 years.

13. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.

The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was 58.0% and 25.3%, respectively, and 53.9% and 25.2% for the nine months ended September 30, 2021 and 2020, respectively. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% in the above periods was primarily the result of state taxes, foreign income taxed at different rates and permanent and discrete tax adjustments related to nondeductible executive compensation and nondeductible expenses incurred in connection with the IPO.

14. Net Income Per Share Attributable to Common Stock

Basic net income per share attributable to common stockholders is computed by deducting the undeclared dividends on the Series A preferred stock from net income to arrive at net income attributable to common stock and dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income per share attributable to common stock is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. The dilutive effect of outstanding options, RSUs and warrants is reflected in diluted net income per share attributable to common stock by application of the treasury stock method. The calculation of diluted net income per share attributable to common stock excludes all anti-dilutive common shares.

The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net income per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$422	$2,614	$4,635	$10,078
Undeclared dividends on Series A preferred stock	—	(1,319)	(2,258)	(3,834)
Net income attributable to common stock	$422	$1,295	$2,377	$6,244
Denominator:
Weighted-average shares of common stock - basic	118,206,073	103,479,239	110,272,583	103,479,239
Dilutive effect of stock options to purchase common stock	6,076,424	2,609,659	6,077,748	2,630,268
Dilutive effect of RSUs	11,180	—	4,398	—
Dilutive effect of warrants	134,100	—	64,945	—
Weighted-average shares of common stock - diluted	124,427,777	106,088,898	116,419,674	106,109,507
Net income per share attributable to common stock
Basic	$—	$0.01	$0.02	$0.06
Diluted	$—	$0.01	0.02	0.06

The Company did not have any securities that were excluded from the computation of diluted net income per share attributable to common stock calculations for the periods presented as all options, RSUs and warrants outstanding were considered to be dilutive.

15. Geographic Information

Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$99,544	$76,582	$281,309	$215,109
Other	2,132	1,436	6,084	4,236
Total	$101,676	$78,018	$287,393	$219,345

Long-lived assets, comprising property and equipment assets, by geographic area were as follows (in thousands):

	September 30,	December 31,
	2021	2020
United States	$859	$717
Other	1,436	1,055
Total	$2,295	$1,772

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
•
the expected impact of our recent acquisitions of Payveris or Finovera;
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

In this report, unless the context requires otherwise, all references to “we,” “our,” “us,” “Paymentus,” and the “Company” refer to Paymentus Holdings, Inc., and where appropriate its consolidated subsidiaries.

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

Recent Developments

In September 2021, we acquired Payveris for a purchase price of approximately $145.6 million, comprised of $85.2 million in cash and 2,364,270 shares of our Class A common stock with a fair value of approximately $60.4 million, of which 56,197 shares of Class A common stock with an approximate value of $1.4 million remains issuable.

In addition, in September 2021, we acquired Finovera for a purchase price of approximately $12.9 million, net of cash acquired, comprised of $5.0 million in cash of which $0.8 million is being held back by us for a period of twenty-four months following the transaction closing date, and 293,506 shares of our Class A common stock with a fair value of approximately $7.9 million.

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

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue consists of certain direct costs that are directly attributed to processing payment transactions on our platform. This includes interchange, assessment and network expenses incurred for processing payments as well as costs of servicing our clients through product support, implementations and customer care. Cost of revenue also includes an allocation of hosting and data center costs for our infrastructure and platform environment, telecommunication expenses used by sales and customer support teams and a portion of amortization of capitalized internal-use software development costs and a portion of amortization of intangible assets, including amortization of intangible assets acquired as part of our acquisitions of other businesses. We expect that cost of revenue will increase in absolute dollars, but it may fluctuate as a percentage of revenue from period to period, as our payment mix changes and we continue to invest in growing our business across all geographical segments, including through the acquisition of other businesses.

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

Transactions Processed

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Growth	2021	2020	% Growth
	(in millions)			(in millions)
Transactions processed	70.6	48.7	44.9	197.2	140.8	40.1

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The increase in transactions processed during the three and nine months ended September 30, 2021 as compared to the same periods in 2020 was driven by the addition of new billers and increased transactions from our existing billers as well as an immaterial amount of additional transactions from the Payveris and Finovera acquisitions.

Non-GAAP Measures

We use supplemental measures of our performance that are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP. These supplemental non-GAAP measures include contribution profit, adjusted gross profit, adjusted EBITDA and free cash flow. We calculate contribution profit as gross profit plus other cost of revenue. Other cost of revenue equals cost of revenue less interchange and assessment fees paid by us to our payment processors. We calculate adjusted gross profit as gross profit adjusted for non-cash items, primarily stock-based compensation and amortization. We calculate adjusted EBITDA as net income before other income (expense) (which consists of interest income (expense), net and foreign exchange gain (loss)), depreciation and amortization, income taxes, adjusted to exclude the effects of stock-based compensation expense and certain nonrecurring expenses that management believes are not indicative of ongoing operations, consisting primarily of professional fees and other indirect charges associated with our IPO. We calculate free cash flow as net cash provided by (used in) operating activities less capital expenditures and capitalized internal-use software development costs.

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

Contribution Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Gross profit	$31,164	$22,653	$87,639	$66,832
Plus: other cost of revenue	9,488	7,003	25,563	20,442
Contribution profit	$40,652	$29,656	$113,202	$87,274

Adjusted Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Gross profit	$31,164	$22,653	$87,639	$66,832
Stock-based compensation	—	—	—	—
Amortization	1,398	893	3,610	2,553
Adjusted gross profit	$32,562	$23,546	$91,249	$69,385

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$422	$2,614	$4,635	$10,078
Excluding
Interest income, net	(11)	(3)	(4)	(48)
Provision for income taxes	701	841	5,423	3,361
Depreciation and amortization	3,647	1,997	8,587	6,012
Foreign exchange loss	16	19	8	109
Stock-based compensation	754	511	1,885	1,448
Other nonrecurring expenses	—	—	2,711	—
Adjusted EBITDA	$5,529	$5,979	$23,245	$20,960

Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net cash provided by operating activities	$6,600	$12,213	$19,357	$28,129
Purchases of property and equipment	(261)	(73)	(825)	(382)
Capitalized internal-use software development costs	(4,737)	(3,681)	(13,473)	(10,866)
Free cash flow	$1,602	$8,459	$5,059	$16,881
Net cash used in investing activities(1)	$(62,118)	$(4,044)	$(71,418)	$(11,538)
Net cash provided by (used in) financing activities	$4,724	$(219)	$220,948	$(909)
(1)
Net cash used in investing activities includes payments for purchases of property and equipment and costs related to capitalized for internal-use software development, which is also included in our calculation of free cash flow.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)

Revenue	$101,676	$78,018	$287,393	$219,345
Cost of revenue(1)	70,512	55,365	199,754	152,513
Gross profit	31,164	22,653	87,639	66,832
Operating expenses
Research and development(1)	8,818	6,221	24,469	17,970
Sales and marketing(1)	11,314	8,002	29,041	23,246
General and administrative(1)	9,904	4,959	24,067	12,116
Total operating expenses	30,036	19,182	77,577	53,332
Income from operations	1,128	3,471	10,062	13,500
Other income (expense)
Interest income, net	11	3	4	48
Foreign exchange loss	(16)	(19)	(8)	(109)
Income before income taxes	1,123	3,455	10,058	13,439
Provision for income taxes	(701)	(841)	(5,423)	(3,361)
Net income	$422	$2,614	$4,635	$10,078
(1)
Stock-based compensation expense was allocated in cost of revenue and operating expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$—	$—	$—	$—
Research and development	110	9	141	19
Sales and marketing	56	8	92	23
General and administrative	588	494	1,652	1,406
Total stock-based compensation	$754	$511	$1,885	$1,448

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.4	71.0	69.5	69.5
Gross profit	30.6	29.0	30.5	30.5
Operating expenses
Research and development	8.7	8.0	8.5	8.2
Sales and marketing	11.1	10.3	10.1	10.6
General and administrative	9.7	6.3	8.4	5.5
Total operating expenses	29.5	24.6	27.0	24.3
Income from operations	1.1	4.4	3.5	6.2
Other income (expense)
Interest income, net	—	—	—	—
Foreign exchange loss	—	—	—	(0.1)
Income before income taxes	1.1	4.4	3.5	6.1
Provision for income taxes	(0.7)	(1.1)	(1.9)	(1.5)
Net income	0.4%	3.3%	1.6%	4.6%

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$101,676	$78,018	$23,658	30.3

The increase in revenue was primarily due to an increase in the number of transactions processed, which was driven by the implementation of new billers, increased transactions from our existing billers and additional transactions as a result of the Payveris and Finovera acquisitions, offset by the decrease in revenue we received per transaction on a blended basis.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$70,512	$55,365	$15,147	27.4
Gross profit	$31,164	$22,653	$8,511	37.6
Gross margin	30.6%	29.0%

The increase in cost of revenue was driven by the increase in revenue and transactions processed as it consists primarily of interchange fees and processor costs as well as other direct and indirect costs associated with making our platform available to our billers. The average payment amount of our transactions during the three months ended September 30, 2021 was lower as compared to the same period in 2020, resulting in decreased interchange fees as a percentage of revenue.

Gross margin increased during the three months ended September 30, 2021 as compared to the same period in 2020 due to an increasing number of transactions that do not include an interchange cost.

Operating Expenses

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Operating expenses
Research and development	$8,818	$6,221	$2,597	41.7
Sales and marketing	11,314	8,002	3,312	41.4
General and administrative	9,904	4,959	4,945	99.7
Total operating expenses	$30,036	$19,182	$10,854
Percentage of total revenue
Research and development	8.7%	8.0%
Sales and marketing	11.1%	10.3%
General and administrative	9.7%	6.3%

Research and Development Expenses

The increase in research and development expenses was primarily due to an increase in employee-related costs, including benefits due to an increase in headcount as we continued to invest in building and adding additional features and functionality to our platform as well as increased data center and hosting costs. Our average research and development headcount during the three months ended September 30, 2021 increased by approximately 28% compared to the same period in 2020. In addition, we incurred amortization expense related to the identifiable intangible assets from the Payveris and Finovera acquisitions as well as increased stock-based compensation associated with routine grants to existing employees.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to an increase in employee-related costs, including benefits, as we continued to expand our sales and marketing efforts with additional headcount in order to continue to drive our growth. Our average sales and marketing headcount increased by approximately 32% during the three months ended September 30, 2021 compared to the same period in 2020. In addition, we incurred amortization expense related to the identifiable intangible assets from the Payveris and Finovera acquisitions as well as increased stock-based compensation associated with routine grants to existing employees.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to the increased costs of operating as a public company, including significant increases in our directors and officers insurance premiums, one-time legal and other fees associated with the Payveris and Finovera acquisitions, and increases in employee-related costs, including benefits and stock-based compensation, due to an increase in general and administrative headcount. Our average general and administrative headcount increased by approximately 10% during the three months ended September 30, 2021 compared to the same period in 2020.

The increase in general and administrative expenses as a percentage of revenue was primarily due to increased ongoing costs associated with operating as a public company and one-time legal and other fees associated with the Payveris and Finovera acquisitions.

Other Income (Loss)

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Interest income, net	$11	$3	$8	266.7
Foreign exchange loss	(16)	(19)	3	(15.8)

The increase in interest income, net was primarily due to interest on the higher cash balance as a result of the IPO, offset by interest expense recorded for finance leases.

Income Taxes

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Provision for income taxes	$(701)	$(841)	$140	(16.6)

The change in provision for income taxes as well as the increase in the Company's effective tax rate, which increased to 58.0% for the three months ended September 30, 2021 as compared to 25.3% for the same period in the prior year, was primarily due to discrete tax adjustments related to nondeductible executive compensation and nondeductible IPO costs in connection with the IPO.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$287,393	$219,345	$68,048	31.0

The increase in revenue was primarily due to an increase in the number of transactions processed, which was driven by the implementation of new billers and increased transactions from our existing billers, offset by a decrease in the revenue we received per transaction on a blended basis.

Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$199,754	$152,513	$47,241	31.0
Gross profit	$87,639	$66,832	$20,807	31.1
Gross margin	30.5%	30.5%

The increase in cost of revenue was driven by the increase in revenue and transactions processed as it consists primarily of interchange fees and processor costs as well as other direct and indirect costs associated with making our platform available to our billers. The average payment amount of our transactions during the nine months ended September 30, 2021 was flat as compared the same period in 2020, resulting in increased interchange fees.

Gross margin was consistent during the nine months ended September 30, 2021 as compared to the same period in 2020.

Operating Expenses

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Operating expenses
Research and development	$24,469	$17,970	$6,499	36.2
Sales and marketing	29,041	23,246	5,795	24.9
General and administrative	24,067	12,116	11,951	98.6
Total operating expenses	$77,577	$53,332	$24,245
Percentage of total revenue
Research and development	8.5%	8.2%
Sales and marketing	10.1%	10.6%
General and administrative	8.4%	5.5%

Research and Development Expenses

The increase in research and development expenses was primarily due to an increase in employee-related costs, including benefits due to an increase in headcount as we continued to invest in building and adding additional features and functionality to our platform as well as increased data center and hosting costs. Our average research and development headcount during the nine months ended September 30, 2021 was less than the percentage increase in expense compared to the same period in 2020; however, we incurred amortization expense related to the identifiable intangible assets from the Payveris and Finovera acquisitions as well as increased stock-based compensation associated with routine grants to existing employees.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to an increase in employee-related costs, including benefits, as we continued to expand our sales and marketing efforts with additional headcount in order to continue to drive our growth. Our average sales and marketing headcount during the nine months ended September 30, 2021 was consistent with the percentage increase in expense compared to the same period in 2020.

The decrease in sales and marketing expenses as a percentage of revenue was primarily due to lower marketing expense related to events and lower travel-related costs as a result of the COVID-19 pandemic.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to indirect costs incurred associated with completion of our IPO, the increased costs of operating as a public company, including significant increases in our directors and officers insurance premiums one-time legal and other fees associated with the Payveris and Finovera acquisitions, and increases in employee-related costs, including benefits and stock-based compensation, due to an increase in general and administrative headcount. Our average general and administrative headcount increased by approximately 10% during the nine months ended September 30, 2021 compared to the same period in 2020.

The increase in general and administrative expenses as a percentage of revenue was primarily due to certain one-time and increased ongoing costs associated with operating as a public company and one-time legal and other fees associated with the Payveris and Finovera acquisitions.

Other Income (Loss)

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Interest income, net	$4	$48	$(44)	(91.7)
Foreign exchange loss	(8)	(109)	101	(92.7)

The increase in interest income, net was primarily due to interest on the higher cash balance as a result of the IPO, offset by interest expense recorded for finance leases.

Income Taxes

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Provision for income taxes	$(5,423)	$(3,361)	$(2,062)	61.4

The change in provision for income taxes as well as the increase in the Company's effective tax rate, which increased to 53.9% for the nine months ended September 30, 2021 as compared to 25.2% for the same period in the prior year, was primarily due to discrete tax adjustments related to nondeductible executive compensation and nondeductible IPO costs in connection with the IPO.

Liquidity and Capital Resources

Sources and Uses of Funds

As of September 30, 2021, we had $177.5 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees and subscriptions. Our principal uses of cash are funding operations and capital expenditures.

In September 2021, we completed the acquisitions of Payveris and Finovera for a total purchase price of $158.5 million for both entities, comprised of $90.2 million in cash, of which $0.8 million is being held back by the Company for a period of twenty-four months following the Finovera transaction closing date, and 2,364,270 shares of the Company's Class A common stock with a fair value of approximately $68.3 million, of which 56,197 shares of Class A common stock with an approximate value of $1.4 million remains issuable.

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

Historical Cash Flows

The following table summarizes our consolidated cash flows.

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in)
Operating activities	$19,357	$28,129
Investing activities	(71,418)	(11,538)
Financing activities	220,948	(909)
Effects of foreign exchange on cash, cash equivalents and restricted cash	24	23
Net increase in cash, cash equivalents and restricted cash	$168,911	$15,705

Net Cash Provided by Operating Activities

Our primary source of operating cash is revenue from payment transaction fees. Our primary uses of operating cash are personnel-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners.

Net cash provided by operating activities for the nine months ended September 30, 2021 was $19.4 million, primarily consisting of our net income of $4.6 million, adjusted for non-cash charges of $8.6 million in depreciation and amortization, $2.1 million in non-cash lease expense related to our operating right-of-use assets, $1.9 million in stock-based compensation, $2.7 million in deferred income taxes, $0.4 million in amortization of contract asset recorded as contra revenue related to the recognition of the warrant issued to JPMC Strategic Investments I Corporation, and net cash outflows of $1.2 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities includes a $7.8 million increase in accounts and other receivables due to higher sales and relative timing of our cash collections, an increase of $0.2 million in prepaid expenses, and a $2.0 million decrease in operating lease liabilities, due to current period payments on operating leases. These amounts were partially offset by a $7.8 million increase in accounts payable due in part to a change in processer payment timing from real-time payments to transactions being processed on a monthly cadence where we are invoiced in arrears for fees owed, an increase of $0.1 million in accrued liabilities, a $0.3 million decrease in income taxes receivable, and an increase of $0.4 million in contract liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2020 was $28.2 million, primarily consisting of our net income of $10.1 million, adjusted for non-cash charges of $6.0 million in depreciation and amortization, $2.0 million in non-cash lease expense related to our operating right-of-use assets, $1.4 million in stock-based compensation, $1.3 million in deferred income taxes, and net cash inflows of $7.2 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were an increase of $13.7 million in accounts payable, an increase of $2.1 million in accrued liabilities, an increase of $0.5 million in contract liabilities, and a $0.6 million decrease in income taxes receivable due to the receipt of an overpayment from the prior year end. These amounts were partially offset by a $7.7 million increase in accounts and other receivables resulting primarily from higher sales and relative timing of our cash collections, and a $2.0 million decrease in operating lease liabilities due to current period payments on operating leases.

Net Cash Used in Investing Activities

Cash used in our investing activities consists primarily of cash paid for acquisitions, capitalized internal-use software development costs, purchases of property and equipment and intangible assets.

Net cash used in investing activities for the nine months ended September 30, 2021 consisted of $57.1 million of cash paid for acquisitions, net of cash and restricted cash acquired and contingent consideration, $13.5 million of capitalized internal-use software development costs and $0.8 million of purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2020 consisted of $10.9 million of capitalized internal-use software development costs, $0.4 million of purchases of property and equipment and $0.3 million related to the payment of deferred consideration for an acquisition.

Net Cash Provided by (Used in) Financing Activities

Cash provided by (used in) financing activities consists primarily of proceeds from the IPO and private placement offset by the redemption of the Series A preferred stock, payment of deferred offering costs related to the IPO, changes in financial institution funds in-transit, and payments on capital lease and other financing arrangements and principal payments on debt.

Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of proceeds from the IPO of $224.6 million, proceeds from the private placement of $50.0, increase in financial institution funds in-transit of $6.6 million and proceeds of $0.8 million from the repayment of a related party loan, offset by $23.0 million for the redemption of the Series A preferred stock, $34.4 million for the payment of dividends on the Series A preferred stock, $1.7 million of payments on finance leases and other financing obligations and $2.0 million of payments of deferred offering costs directly related to our IPO.

Net cash used in financing activities for the nine months ended September 30, 2020 consisted of $0.8 million of payments on finance leases and other financing obligations.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and commitments in cash as of September 30, 2021:

		Payments Due by Period:
	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
	(in thousands)

Operating lease liabilities(1)	9,434	533	2,590	2,283	4,028
Finance lease liabilities(2)	445	68	377	—	—
Purchase obligations(3)	3,556	590	2,735	231	—
	$13,435	$1,191	$5,702	$2,514	$4,028
(1)
Consists of operating lease liabilities for our offices and data centers.
(2)
Consists of finance lease liabilities for equipment.
(3)
Consists of purchase obligations which were not recognized on the balance sheet as of September 30, 2021, related primarily to infrastructure services and IT software and maintenance service costs.

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

Interest Rate Risk

Our cash and cash equivalents consist of bank deposits and money market funds with original maturities of three months or less. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. As of September 30, 2021, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio.

Foreign Currency Exchange Risk

Certain of our operations are conducted in foreign currencies. While we have generated substantially all of our revenue from billers in the United States, we have foreign currency risks related to revenue denominated in other currencies, such as the Canadian dollar. In addition, we have significant operations outside of the United States, particularly in Canada and India, where expenses are denominated in the local currency. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions, although we may do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our condensed consolidated financial statements and the accompanying notes included elsewhere in this report before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business operations, results of operations, financial condition or prospects. The trading price of our Class A common stock could decline due to the materialization of any of these risks, and you may lose all or part of your investment. In addition, the risks discussed below include forward-looking statements and our actual results may differ substantially from those discussed in the forward-looking statements. You should also read the section under the caption “Special Note Regarding Forward-Looking Statements” in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
•
our ability to attract and retain strategic partners, software partners and IPN partners;
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

The increased costs associated with these and other investments we may make in our business may fail to generate the expected benefits. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial condition will be harmed, and we may not be able to maintain profitability over the long term. In particular, we expect net income and adjusted EBITDA may decline in the near-term as we make investments in our platform, incur increased operating costs associated with being a public company, integrate our recent acquisitions and amortize the identifiable intangible assets that we recorded in conjunction with our recent acquisitions.

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

Large enterprise billers also make product purchasing and adoption decisions based in part or entirely on factors, or perceived factors, not directly related to the features of platforms, including, among others, a biller’s projections of business growth, uncertainty about economic conditions (including as a result of the recent COVID-19 pandemic), capital budgets, anticipated cost savings from the implementation of our platform, potential preference for such biller’s internally-developed software and billing solutions, perceptions about our business and platform, more favorable terms offered by potential competitors and previous technology investments. In addition, certain decision-makers and other stakeholders within potential billers tend to have vested interests in the continued use of internally developed solutions or other existing electronic payment and billing solutions, which may make it more difficult for us to sell our products. As a result of these and other factors, our sales efforts to large enterprises typically require an extensive effort throughout the organization and a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale. If our sales efforts to a potential biller do not result in sufficient revenue to justify our investments, our business, operating results and financial condition could be adversely affected.

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

In September 2021, we acquired Payveris, LLC, or Payveris, and we may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could further complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions may divert management’s time and focus from operating our business and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are completed. Acquisitions also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. Completed and future acquisitions may result in unforeseen operational difficulties and expenditures associated with:

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

We are required to comply with the United States Securities and Exchange Commission’s, or SEC’s, rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Though we will be required to disclose changes made in our internal control over financial reporting on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. As an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. If our internal control over financial reporting is not effective, management’s report and our independent registered public accounting firm’s report would be adverse.

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

As of September 30, 2021, we had outstanding a total of 16,482,529 shares of Class A common stock and 103,486,739 shares of Class B common stock. All shares of Class A common stock sold in our IPO are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless acquired through the directed share program by our executive officers. The resale of 5,118,242 shares of Class A common stock and 103,486,739 shares of Class B common stock, or approximately 90.5% of our outstanding shares in the aggregate, is currently prohibited or otherwise restricted as a result of securities law provisions, market stand-off agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in our IPO. However, subject to Rule 144 limitations applicable to affiliates, these shares will be able to be sold in the public market beginning on November 22, 2021. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, the perception that such sales may occur or the early release of these agreements, could cause the market price of our Class A common stock to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

In addition, 534,104 shares of Class A common stock and 7,550,405 shares of Class B common stock were subject to outstanding stock options and restricted stock awards as of September 30, 2021 and up to 509,370 shares of Class A common stock may be issuable pursuant to our warrant agreement with JPMC Strategic Investments I Corporation. These shares will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 of the Securities Act. On May 26, 2021, we registered the offer and sale of all shares of Class A common stock and Class B common stock subject to stock options outstanding and reserved for issuance under our 2012 Equity Incentive Plan and 2021 Equity Incentive Plan. The shares covered by that registration statement are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates and the lock-up agreements described above. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the market price of our Class A common stock could decline.

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

As of September 30, 2021, AKKR controlled approximately 79.2% of the voting power of our outstanding common stock. As a result, AKKR will have the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws, and the entering into extraordinary transactions, and the interests of AKKR may not in all cases be aligned with our or your interests.

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

As of September 30, 2021, there were 7,550,405 shares of Class B common stock subject to outstanding options. All of the shares of Class B common stock subject to outstanding options are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, lockup agreements, and subject to compliance with applicable securities laws.

In addition, as of September 30, 2021, the holders of up to 107,452,426 shares of our common stock, or certain permitted transferees, are entitled to require us to file registration statements for the public resale of the shares of Class A common stock, including shares issuable upon conversion of their shares of Class B common stock, or to include such shares in registration statements that we may file, subject to certain conditions. If we register the offer and sale of shares for the holders of registration rights, those shares can be freely sold in the public market upon registration, subject to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

Anti-takeover provisions in our charter documents and under Washington law could make an acquisition of us difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our Class A common stock.

In addition to AKKR controlling approximately 79.2% of the voting power of our common stock as of September 30, 2021, our certificate of incorporation and bylaws contain provisions that could depress the market price of our Class A common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. Among other things, these provisions provide that:

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

We used approximately $85.7 million of the net proceeds from the IPO in connection with our acquisitions of Payveris and Finovera, Inc.

No offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1†

Agreement and Plan of Merger, dated as of August 9, 2021, by and among Paymentus Holdings, Inc., Paymentus Group, Inc., Peacock Merger Sub, LLC, Payveris, LLC and Shareholder Representative Services LLC, as the equityholders' representative.

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

† Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

* The certification attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Paymentus Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYMENTUS HOLDINGS, INC.

Date: November 10, 2021	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer

Date: November 10, 2021	By:	/s/ Matt Parson
Matt Parson
Chief Financial Officer