Form 10-K
period 2021-12-31
Paymentus Holdings, Inc.
filed 2022-03-03
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40429

Paymentus Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-3188251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18390 NE 68th St. Redmond, WA	98052
(Address of principal executive offices)	(Zip Code)

(888) 440-4826

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PAY	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 28, 2022, there were 17,679,546 shares of the Registrant’s Class A common stock outstanding and 103,336,337 shares of the Registrant’s Class B common stock outstanding. The aggregate market value of the Class A common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $403.4 million based on the closing sale price of the Class A common stock as reported by the New York Stock Exchange on that date of $35.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Registrant's fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
Our sales efforts to large enterprises and large financial institutions involve considerable time and expense with long and unpredictable sales cycles.
•
The COVID-19 pandemic, including existing and future variants, could have a material adverse impact on our employees, billers, financial institutions, partners, consumers and other key stakeholders, which could materially and adversely impact our business, operating results and financial condition.
•
We are subject to economic and geopolitical risk, the business cycles and credit risk of our billers, financial institutions and partners and their consumers, and the overall level of consumer, business and government spending, which could negatively affect our business, operating results and financial condition.
•
The markets in which we participate are competitive, and if we do not compete effectively, our business, operating results and financial condition could be harmed.
•
Our revenue is sensitive to shifts in payment mix and if more consumers start paying their bills by payment methods with lower transaction fees, it could materially impact our operating results.
•
We expect fluctuations in our operating results, which will make it difficult to project future results and may cause the market price of our Class A common stock to decline.
•
We depend on payment processors, sponsor banks and third-party printers to process bill payments made on our platform and our business, operating results and reputation could be harmed if we experience service interruptions related to these processors.
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
•
We may experience software and technology defects, undetected errors, development delays or other performance problems in our software and other technology used as part of our platform, which could damage biller, financial institution and partner relations, harm our reputation, result in significant costs to us, decrease our potential profitability and expose us to substantial liability.
•
If we fail to adequately obtain, maintain, protect or enforce our intellectual property and proprietary rights, our competitive position could be impaired, our reputation could be harmed and we may lose valuable assets, generate less revenue and incur costly litigation to protect our rights.
•
We and our billers, financial institutions and partners and their consumers and other third parties that use our platform obtain, provide and process a large amount of sensitive and personal data. Any real or perceived improper or unauthorized use of, disclosure of or access to such data could harm our reputation as a trusted brand, as well as have a material adverse effect on our business, operating results and financial condition.
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

Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws, such as those under the heading "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which statements involve substantial risks and uncertainties. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

•
our ability to effectively manage our growth and expand our operations;
•
our ability to further attract, retain and expand our biller, financial institutions, partner and consumer base;
•
our expectations regarding our revenue, expenses and other operating results;
•
the continued impact of the COVID-19 pandemic on our operating results, liquidity and financial condition and on our employees, billers, financial institutions, partners, consumers and other key stakeholders;
•
our market opportunity and anticipated trends in our business and industry;
•
our ability to remain competitive as we continue to scale our business;
•
our ability to develop new product features and enhance our platform;
•
our ability to hire and retain experienced and talented employees as we grow our business;
•
general economic conditions and their impact on consumer demand;
•
the expected impact of our recent acquisitions of Payveris LLC, or Payveris and Finovera, Inc., or Finovera;
•
our future acquisitions or strategic investments in complementary companies, products or technologies;
•
our ability to maintain and enhance our brand;
•
our plan to expand into new channels and industry verticals across different markets; and
•
our international expansion plans and ability to expand internationally, and
•
the risk factors discussed under the heading "Risk Factors" in Item 1A herein.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report.

You should not place undue reliance on our forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the ultimate outcome of any of these forward-looking statements. Moreover, the forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. You should not place undue reliance on our forward-looking statements.

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

Certain Definitions

In this report, unless the context requires otherwise, all references to “we,” “our,” “us,” “Paymentus,” and the “Company” refer to Paymentus Holdings, Inc., and where appropriate its consolidated subsidiaries.

PART I

Item 1. Business

Overview

We are a leading provider of cloud-based bill payment technology and solutions. We deliver our next-generation product suite through a modern technology stack to more than 1,700 biller business and financial institution clients. Our platform was used by approximately 21 million consumers and businesses in North America in December 2021 to pay their bills, make money movements and engage with our clients. We serve billers of all sizes that primarily provide non-discretionary services across a variety of industry verticals, including utilities, financial services, insurance, government, telecommunications and healthcare. We also serve financial institutions by providing them with a modern platform that their customers use for bill payment, account-to-account transfers and person-to-person transfers. By powering this comprehensive network of billers and financial institutions, each with their own set of bill payment requirements, we believe we have created an enviable feedback loop that enables us to continuously drive innovation, grow our business and uniquely improve the electronic bill payment experience for participants in the bill payment ecosystem.

Our platform provides our clients with easy-to-use, flexible and secure electronic bill payment experiences powered by an omni-channel payment infrastructure that allows consumers to pay their bills using their preferred payment type and channel. Because our biller platform is developed on a single code base and leverages a Software-as-a-Service, or SaaS, infrastructure, we can rapidly deploy new features and tools to our entire biller base simultaneously. Through a single point of integration to our billers’ core financial and operating systems, our mission-critical solutions provide our billers with a payments operating system that helps them collect revenue faster and more profitably and empower their consumers with the information and transparency needed to control their finances.

We extend our platform’s reach through our Instant Payment Network®, or IPN. This is a proprietary network, consisting of tens of thousands of billers, that connects our integrated billing, payment and reconciliation capabilities with our IPN partners’ platforms. Our IPN enables our partners, which include leading consumer technology providers, retailers and financial institutions, to access our next-generation electronic bill payment technology using the same integrated platform we provide directly to our billers. By being connected to our IPN, our IPN partners provide their consumers with the full capabilities of our next-generation product suite, including the ability to engage with and make payments to our large and growing base of billers. Those partners in turn expand our platform’s reach to millions of additional consumers in the United States and globally.

Today, many billers and financial institutions rely on legacy bill payment systems that offer limited functionality, flexibility and extensibility. Billers traditionally rely on non-integrated multi-vendor solutions, which force consumers into a decentralized and fragmented experience. Similarly, financial institutions often lack the ability to view billing details or obtain payment confirmation and limit payment types to their own checking accounts. These legacy solutions result in inefficiencies in consumer communication, electronic bill presentment and payment capture, which we believe hinder a biller’s ability to create a holistic and accurate perspective on its cash flow. For financial institutions, the inadequacies of legacy solutions can have a negative impact on digital engagement, retention and cross-selling.

We address these inefficiencies through our cloud-native, integrated single-vendor solution. Our platform supports omni-channel, electronic bill payments across multiple commerce channels, including online, mobile, interactive voice response, or IVR, call center, chatbot and voice-based assistants. As we do not charge development or implementation fees to billers, there is no minimum investment necessary for billers to achieve efficiencies from the use of our platform to replace some or all of their legacy bill payment systems or biller-direct solutions. We simplify how bills are paid and help billers collect revenue faster and more profitably because our platform is:

•
Scalable: Enterprise-grade platform capable of supporting transaction growth for billers and financial institutions of all sizes across numerous industry verticals.
•
Innovative: Artificial intelligence, or AI, and machine learning, or ML, algorithms power an omni-channel, end-to-end solution that adapts to new technologies and continuously learns from transaction activity.
•
Flexible: Platform accessible through an array of application program interfaces, or APIs, software development kits, iFrames and fully hosted solutions that provide complete control over the user experience.
•
Configurable: Reconfigurable business logic that allows us to quickly implement new functionality required by new and existing billers.

•
Integrated: Our library of over 350 integrations to core accounting software systems, including customer information systems, or CIS (which are software systems used to efficiently manage customer processes and data and often include bill pay, customer service and forecasting and analytics tools), and enterprise resource planning, or ERP, systems (which are software systems used to collect, store, manage and interpret data from many business activities, typically including accounting systems); as well as core financial institution processing platforms and certain digital banking providers, helps connect disparate systems across the electronic bill payment value chain.
•
Extensible: Adaptable to new technologies and emerging payment channels, such as pay-by-text, AI-based virtual assistants and social media payments.
•
Secure: Multi-layer intrusion detection and prevention system, multi-factor authentication and encryption and tokenization designed for trust and security of transaction activity and information.

We seek to enhance our biller network to gain market share. We believe our ability to seamlessly serve billers, financial institutions, partners and consumers uniquely positions us at the center of a multi-sided network and enables us to drive a powerful, and accelerating, flywheel effect. Our robust platform attracts billers, financial institutions and partners seeking to build stronger relationships with their consumers. Adding more billers, financial institutions and partners extends our platform’s reach to more consumers. These consumers drive more transactions to our platform, which strengthens biller, financial institution and partner retention and in turn accelerates our organic growth. As we scale, we seek to drive increases in our operating leverage, which in turn is expected to enable higher profitability and more efficient biller, financial institution and partner acquisition.

We rely on a diversified go-to-market strategy including direct sales, software and strategic partnerships, resellers and our IPN. While the direct sales channel is an important part of our business, we also rely on our software and strategic partners and resellers to deliver our solutions to our billers and financial institutions. Our software partners, such as Oracle, integrate our platform into their software products enabling us to power their bill payment capabilities. Our strategic partners, such as JPMorgan Chase, U.S. Bank, and a major payroll solutions provider, refer new billers to our platform and in many cases we jointly sell to prospective customers with our strategic partners. Some of our strategic partners, particularly banks, also integrate our solutions into their platforms to provide an integrated bill presentment and omni-channel bill payment solution to their customers, and as such they are also IPN partners.

Our IPN promotes more rapid adoption of our platform through partnerships with leading business networks, including:

•
Banking Partners: We modernize the bill payment infrastructure of banks and credit unions of all sizes, empowering their digital banking consumers with fast, secure and omni-channel payment technology by seamlessly integrating our solution into their digital platforms.
•
eCommerce Partner: We power electronic bill payments through the mobile app and AI-assistant voice service of a leading global ecommerce retailer, enabling millions of its users to retrieve information about, and pay, their bills for all billers on our network.
•
PayPal: We enable PayPal’s U.S. consumers to pay their bills directly from PayPal apps.
•
Other Partners: Other partners benefit from our IPN in a variety of ways, such as enabling bill payment for consumers at more than 70,000 retail locations. For example, we enable Walmart’s consumers to pay their bills either in-store at retail locations or online via Walmart’s retail websites or mobile apps.

Industry Overview

We believe the bill payment industry is undergoing technological transformation as consumers, billers and financial institutions demand a straightforward and streamlined approach to electronic bill presentment and payment and consumer engagement. The following key trends are currently defining the industry:

Electronic Bill Payment Requires an Integrated, Single-vendor Solution

As electronic bill payments continue to evolve with consumer preferences, billers and financial institutions demand an integrated single-vendor solution suite to remain competitive. A typical electronic bill payment experience requires the coordination of multiple vendors for bill notification, presentment, various payment channels, call center support, and data and analytics. These vendors lack integration, which results in a fragmented consumer experience and increased cost to the biller. Billers and financial institutions that are able to access a single, integrated end-to-end solution are able to provide a seamless experience for their consumers.

Billers and Consumers Are Underserved by Financial Institutions

Traditional financial institutions have been slow to adopt modern digital bill payment technologies and the legacy providers which the financial institutions rely on have failed to innovate. Over the last decade, U.S. online consumer bill payment volume made through a bank’s bill payment solution has decreased from approximately 40% to approximately 20%. We believe this reduction is driven by consistent under-investment by financial institutions and legacy providers in their bill payment platforms, resulting in a poor consumer experience. Generally, consumers must manually add billers to a financial institution’s system and are generally limited to automated clearing house, or ACH, or other legacy payment channels rather than omni-channel payment capabilities. Ultimately, the lack of optionality and transparency inherent to a financial institution’s bill payment solutions creates an opportunity that we seek to address.

Emerging Payment Options Through Online and Mobile Channels Are Transforming the Market

Consumers are transacting anywhere and everywhere and through different channels. With the widespread use of mobile phones and home computers, consumer devices are becoming the aggregation point for billing information. As consumers move beyond paper checks and adopt emerging payment technologies, we believe the continued digitization of the bill payment industry will manifest through increased adoption of technologies such as pay by text, digital wallets and AI-based assistants. The emergence of these new technologies unlocks previously untapped opportunities to grow our network.

Data Is Being Underutilized

Consumer bill payment transactions are rich repositories of data that can be used to significantly improve the electronic bill payment experience. We believe the bill payment industry has under-invested in the technology required to capture and analyze this data. As the industry continues to evolve around changing consumer preferences and the emergence of new payment technologies, data and analytics plays an increasingly important role in improving the full transaction value chain. Our proprietary transactional data creates workflow efficiencies and provides insights (e.g., payment methods depending on bill size and bill type) that strengthen the connection between billers and consumers.

Our Platform and Solutions

Our biller platform is purpose-built to transform the way billers get paid and engage with their consumers. Our AI-driven SaaS platform provides a single-vendor solution that enhances the bill payment ecosystem with new functionality and added transparency. Our single code base architecture maximizes the inherent flexibility, extensibility and configurability of our solutions, which allows us to rapidly deploy our solutions to our billers.

Our platform for financial institutions reconnects the financial institutions to their customers by providing a frictionless, real-time financial hub where consumers can consolidate their financial obligations, pay bills, move money in real time and deepen their understanding of their own financial position. Customers get a centralized viewpoint over all their money movement needs and the financial institutions get insights into their customers’ behavior than can inform a meaningful evolution of the customer experience.

Single Point of Access

APIs: Our easy-to-use APIs enable billers, financial institutions and partners to seamlessly access the entirety of our network through a single connection.

iFrames: Enables our billers, financial institutions and partners to exercise more control over the user experience by customizing the business logic to meet their specific requirements. Many of our billers who use iFrames have in-house IT resources but use our infrastructure for payment processing and Payment Card Industry Data Security Standard, or PCI-DSS compliance.

Fully Hosted: We also provide a fully hosted alternative for our billers. In this option, our hosted platform provides our billers the full power of our platform without incurring the cost of using their own IT resources.

Technology Solutions

Engagement: We believe billers must regularly engage with their consumers using actionable and contextualized data. Our smart notifications and messaging tools enable billers to provide billing details to their consumers, such as account status, and directly communicate with them over secure channels. Our response-time survey of hundreds of our billers’ unique consumers showed that billers who delivered billing reminders using the smart notifications and messaging tools on our platform, in addition to using outbound IVR phone calls that are also available without using our platform, received 30% more timely payments. Our engagement products help billers and financial institutions facilitate timely and secure bill payments, while driving digital adoption and reducing cost to serve.

Presentment: Consumers are increasingly demanding omni-channel access to their bills through their preferred engagement channels. Our solution offers electronic bill presentment across numerous channels including web, mobile, text, secure PDF, email, IVR, chatbot, social media and through our IPN partners. Our electronic bill presentment products help billers maximize their reach to accelerate revenue realization and engage consumers more efficiently.

Empowerment: Our comprehensive suite of solutions empowers consumers and billers to customize, control and enhance the bill payment experience. Consumers can control communication preferences, multi-lingual capabilities, self-directed payment scheduling, multi-account management and dispute management. Billers are able to use automated case management and configurable reporting to quickly and comprehensively provide high-quality customer service.

Payment: We believe consumers demand an omni-channel payment experience that enables use of their preferred payment type and channel. Our secure and comprehensive omni-channel payment platform supports traditional and emerging payment technologies across multiple currencies and languages. Our platform supports electronic bill payments using credit, debit, ACH and digital wallets across a variety of payment channels, including web, mobile, IVR, text, secure PDF, chatbot, agent-assisted (call center), in-person, the AI-assistant voice service of a leading global ecommerce retailer, in Walmart and certain other retail stores, and through alternative payment rails such as PayPal. We support one-time payments, as well as future-dated, recurring and payment plan transactions.

Intelligence: Electronic bill payment transactions contain a rich volume of consumer and behavioral data that can improve the bill payment experience for billers and consumers. Our AI-powered analytics engine produces data-driven insights on consumer preferences, channel usage, bill lifecycles, messaging effectiveness and paper suppression and can be used by billers to improve the consumer experience. For example, our analytics engine can analyze frequently asked questions to call centers and enable billers to quickly predict answers to those questions in the future, creating a better consumer experience with reduced cost to serve for the biller.

Technology Architecture

Single Code Base: Our extensible, cloud-based payments platform was built from the ground-up on a single code base with no versioning, which enables rapid deployment of new features and tools in part because there is no need to manage and reconcile separate versions of our software code. This flexibility empowers billers, financial institutions and partners across our network to offer their consumers the strength of our platform without paying us development or implementation fees.

AI / ML: Our biller platform uses AI and ML algorithms to increase efficiency and extract data-driven insights from transactions and interactions between consumers, billers, partners and our platform. These algorithms are embedded within, and enhance, each of our technology solutions to deliver a more intelligent and predictive consumer experience.

Our Platform Features

The electronic bill payment process involves more than just a payment. It requires an end-to-end engagement mechanism that facilitates communication and payment between billers, partners and consumers to ensure timely and transparent payment through a frictionless consumer experience. Various features of our platform support this:

Consumer Engagement: We enable our billers to improve their consumer engagement with targeted communications, such as smart notifications, broadcast messaging, inbound and outbound communications, and campaign management, all of which are managed by our communications management tools. Our engagement modules allow billers to communicate with consumers based on desired characteristics such as regional location, due date, account status (such as late payment), or custom logic. Our billers can also communicate new offerings, incentives for payment and new payment types (such as PayPal). In 2021, our billers sent approximately 135 million emails, sent 8 million text messages and had over 2 million IVR calls using our communications modules.

Bill Presentment: Billers can present electronic bills and balance amounts through the biller’s own mobile app, text, secure PDFs, IVR, and chatbots or via alternative channels such as digital wallets, the AI-assistant voice service of a leading global ecommerce retailer, PayPal’s bill pay app, social media and our other IPN Partners.

Consumer and Biller Employee Empowerment: We enable billers and financial institutions to empower both their consumers and employees, which significantly increases consumer satisfaction and on-time bill payment rates for many of our billers. Billers and financial institutions are able to empower consumers with an array of choices:

•
communications preferences – consumers can choose email, text, portal or otherwise;
•
language preferences – consumers can select their preferred language for receiving billing information and interact via IVR;

•
payment scheduling and type – consumers can schedule payments at specific times and use specific payment type to best suit their needs; and
•
multi-account management – consumers can manage multiple accounts with a single provider in one place.

We offer complementary features to our biller’s employees, including tools for automated case management, configurable reporting and “see what they see” where the customer service employees can see exactly what the consumer sees to quickly resolve problems.

We have also made significant investments in research and development, including in an automated, streamlined onboarding experience to help our billers and financial institutions go live faster and in self-service features to help billers quickly adapt to consumer needs.

Payment Types: We have significantly invested in innovative payment types to provide billers a seamless, omni-channel suite of tools. We believe no other provider in our markets offers a similar array of easy-to-implement options.

These features are seamlessly integrated with our engagement and empowerment tools to provide a superior consumer biller and financial institutions experience. Our platform supports a variety of payment types, including:

•
ACH and eCheck;
•
debit card;
•
credit card; and
•
emerging payment types.

Emerging payment types include PayPal, Venmo, PayPal Credit, Apple Pay, Google Pay and Amazon Pay. These payment types are gaining increasing traction with consumers, and as a result, are viewed as increasingly important by billers and financial institutions.

Payment Channels: Our platform offers an omni-channel payment infrastructure, which means that it enables bill payments through all the traditional payment channels billers and consumers expect, as well as many emerging payment channels. These include web portal, mobile, IVR, text, secure PDF, chatbot, agent-assisted (call center), in-person, the AI-assistant voice service of a leading global ecommerce retailer, in Walmart stores and through alternative payment rails such as PayPal. Key features and examples of several of these channels are described and illustrated in the following pages.

Chatbot: Enable billers to engage with consumers through an automated, AI-powered interface that constantly improves the customer service experience through data-driven insights.

PayPal App: Leveraging our APIs, PayPal’s U.S. consumers can pay their bills directly from PayPal.

Secure Service: Our patented Secure Service feature enables billers to accept payments over the phone while minimizing PCI-DSS compliance risk. Many billers avoid accepting payment information over the phone by directing consumers to websites or automated phone systems, which creates poor experiences and results in abandoned payments. Our Secure Service allows the biller’s employee and the consumer to remain connected throughout the process, while removing the biller’s employee from PCI-DSS scope by concealing payment details. As a result, the transaction is able to be completed securely and the consumer can be returned to the same employee directly on completion.

AI-assistant Voice Service: We power bill payments for the AI-assistant voice service of a leading global ecommerce retailer, enabling millions of its users to retrieve information about, and pay, their bills for all billers on our network using voice commands.

Text-based: Pay by text leverages our text based bill presentment technology for a text payment authorization, which then uses stored payment types in the consumer’s account.

IVR: Interactive voice response is a powerful tool to make payments and check balances, and is available in multi-lingual options.

Agent-assisted Call Center Payments: Our agent-assisted call center capability enables a biller to support and assist their consumers with bill payments and other related issues.

Portal: Our bill payment portal enables billers to provide advanced usage and consumption data to their consumers such as power use by day.

In-person Payments: We also power in-person payments, which include payments at kiosks or a counter for point-of-sale transactions. This is particularly appealing for many billers who may have a local customer service center.

Payment Timing: We support an array of timing alternatives including one-time guest payments, recurring payments, future-dated payments, multiple payments and payment plans.

What Sets Us Apart

Paymentus was built on the notion that existing bill payment systems are not equipped to handle how bills will be paid in the future. Our platform is a cloud-native solution that automates the entire bill payments lifecycle between billers and financial institutions and consumers through a single integration, simplifying how consumers pay bills and accelerating billers’ revenue recognition through the following characteristics:

•
Scalable: Our mission-critical platform is designed to support high velocity throughput of daily, non-discretionary consumer bill payments. Our platform is capable of scaling up market to serve large billers, each processing payments for millions of bills per month, while also serving smaller billers, each processing payments for one bill per month. In 2021, we processed over 280 million bill payments and an average of over 750,000 bill payments were made each day using our platform.
•
Innovative: Our AI-enabled, SaaS architecture is the foundation of our unified platform. Our ML algorithms continuously learn and self-improve from transaction activity on our platform. Our platform and our intensely client-centric approach inform our product development strategy, enabling us to offer new features and functionality that improve our value proposition to our billers.
•
Flexible: We support multiple integration modalities to enhance our billers’ and financial institutions' ability to consume the full breadth of our platform. Some of our billers and financial institutions use our APIs or iFrames, which offer more control over the user experience, but require our infrastructure for payment processing and PCI-DSS compliance. Other billers use our fully hosted solution because they lack requisite IT resources and must leverage our technology and customer support systems to offer an electronic bill payment experience. We also allow our billers financial institutions to adopt a hybrid approach that leverages our APIs for certain environments.
•
Configurable: Our platform can rapidly and cost-effectively reconfigure our business logic to accommodate the specific requirements of the different end markets we serve. In 2021, over 87% of new biller implementations were completed without any code changes or significant development costs. Once configured, we can use these solutions with new and existing billers to expand into new verticals and geographies. For example, in 2019, we developed a digital disbursement system for a biller in the insurance vertical. This product created new use cases for billers in other verticals, such as utility billers, to offer deposit refunds to consumers. By developing products through this platform approach we are able to drive additional growth and expand the reach of our platform.
•
Integrated: Our library of over 350 integrations to core accounting software systems, including leading CIS and ERP systems as well as core financial institution processing platforms and certain digital banking providers, helps connect disparate systems across the electronic bill payment value chain. Our billers gain access to the entirety of our biller platform through an easy-to-deploy, single point of access. These integrations allow us to own and control the key components of the electronic bill payment value chain, including accounting and back-end integrations to CIS and ERP systems. Our portfolio of integrations span hundreds of software versions – some of which are decades old but still in use today by many of our billers – which enables us to rapidly integrate with billers and financial institutions. We believe competitors would need to invest significant time and resources in order to replicate our software integration portfolio.
•
Extensible: Our platform is designed to integrate with new payment and consumer engagement technologies as well as new software, strategic and IPN partners. For example, through integrations with PayPal and a leading global ecommerce retailer, we have extended our platform to hundreds of millions of new consumers who wish to interact with billers in the PayPal app or through the AI-assistant voice service of a leading global ecommerce retailer.
•
Secure: Biller, financial institution, partner and consumer security is of paramount importance to our business. Our PCI-DSS-compliant platform offers an intrusion detection and prevention system, multi-factor authentication and encryption and tokenization capabilities. We enforce our security policies and procedures through regular internal and third party audits, 24/7 digital monitoring, continued education and sophisticated technology tools.

Our Network

We believe our innovative technology platform enables us to sit at the nexus of a powerful multi-sided network of billers, financial institutions, partners and consumers. We use the power of this network to enhance the number of product features each biller uses to promote transaction growth. Our portfolio data shows that payment adoption is highly correlated to feature utilization. By increasing feature usage, we believe we will realize an increase in transaction volume from our billers.

Our Billers

Our innovative technology platform empowers billers to offer electronic bill payment acceptance across multiple payment types, engage with their consumers and streamline their business operations efficiently and cost-effectively. We attract billers to our platform because our platform modernizes their payment infrastructure and helps them collect revenue faster and more profitably. Our platform is capable of posting payments directly to billers’ systems, which simplifies revenue operations and strengthens the relationship we have with billers.

Our Financial Institutions

Our network connects our financial institutions to thousands of billers and sources of money movement including virtually every bank and credit union in the US, debit card and credit card payments and multiple digital wallets. The network also enables consumers to make loan payments to our financial institutions from our other network partners. By using open APIs, SDK widgets and SSO interfaces, our financial institutions have complete flexibility and control over how they integrate and deliver their services including modern digital bill presentment, payment and money movement services.

Value Proposition to Billers and Financial Institutions

Flexible and Integrated Platform: Billers and financial institutions can offer their consumers a variety of traditional and emerging payment and engagement technologies that enable the billers to collect revenue faster and drive improved customer satisfaction, while reducing costs such as their PCI-DSS compliance burden. Billers and financial institutions have the flexibility to integrate directly to our platform through APIs, iFrames or a fully hosted solution, which allows them to cost-effectively select and customize our solutions to fit their specific requirements. Because our platform is flexible and scalable, we believe our value proposition applies to all billers whether they ultimately choose to use our platform for all of their bills or continue using legacy bill payment systems or biller-direct solutions together with our solutions.

Long-term Growth and Operating Leverage: The scalability of our platform allows billers and financial institutions to capitalize on growth opportunities for their business. While helping billers grow their revenue, we also help reduce costs by leveraging our integrated technology architecture to automate manual workflows, which reduces error-prone manual data entry and efficiently reconciles payments to backend financial and operating systems.

Our Partners

As our biller base expands, we attract market-leading software, strategic and IPN partners that use our platform to power bill payment experiences within their ecosystems. Our innovative platform facilitates a modern bill presentment, consumer engagement and bill payment experience for our partners’ customers, regardless of partner type.

Software Partners: Our software partners include large third-party technology providers, such as Oracle, which integrate our platform into their software suites to power bill payments for their customers and refer billers and financial institutions to us. For example, ERP providers integrate our platform into their own suite of solutions to offer a comprehensive solution set that enhances their ERP software with bill presentment, consumer engagement and bill payment capabilities. In certain cases, we have revenue sharing arrangements with our software partners based on our transaction fees. In other cases, rather than a revenue sharing arrangement, we and our software partner mutually benefit from the partnership as the software partner can offer a more comprehensive solution and stronger value proposition to its customers and we receive broader reach to potential billers and consumers, an efficient biller acquisition channel and stronger biller retention from an integrated solution.

Strategic Partners: Similar to our software providers, our strategic partners refer billers to us and, in many cases, integrate our solutions into their platforms. Our strategic partners, including JPMorgan Chase, U.S. Bank, and a major payroll solutions provider, work with us to offer bill presentment, consumer engagement and bill payment capabilities to their customers, which are billers. For example, a large commercial bank has many business clients who seek to improve and streamline the bill presentment and bill payment experience for their consumers. In that case, the large commercial bank partners with us to sell a joint solution. In other cases, the commercial bank may prefer to sell a white-labeled solution, which it obtains from us. Both co-sale and white-label arrangements typically involve revenue sharing agreements with the strategic partner based on the transaction fees we receive.

IPN Partners: Our IPN partners work with us to gain access to broader biller networks and provide their consumers with innovative technology to streamline bill payments. Our IPN partners include PayPal, for which we power bill payment capabilities, a leading global ecommerce retailer, through which we offer electronic bill presentment and payment via its AI-assistant voice service and mobile app, and Walmart, for which we enhance in-person bill payment capability at Walmart Money Centers. Unlike software and strategic partners, IPN partners typically have direct interactions with consumers, and leverage our platform to connect to our biller network. Through this connection, consumers can initiate bill payments through our IPN partners, which we route to the billers. There are many types of IPN partners, including consumer networks, retailers, banks and financial institutions. We offer consumer networks and retailers increased engagement with consumers by enabling streamlined bill presentment payment experiences for an array of billers through their networks. We similarly offer banks and financial institutions increased engagement with their retail clients. For IPN partners, we will typically receive a fee per transaction processed through our platform and in some cases we pay a referral fee to IPN partners.

Multiple Roles for Partners: Notably, partners may fit into multiple categories, particularly banks and financial institutions. For example, a bank can be a biller, a strategic partner and an IPN partner. As a biller, the bank generates bills, such as mortgage and credit card statements. As a strategic partner, the same bank uses our platform to power an omni-channel bill payment experience for a commercial customer of the bank. In this way, that commercial customer becomes a new biller for our network. Finally, as an IPN partner, the same bank leverages our IPN network to enable a more robust bill payment experience for its business customers and consumers by, for example, enabling its business customers and those businesses’ consumers to pay bills using alternative payment channels, such as PayPal. For clarity, financial institutions may also be customers where the financial institution uses our platform to provide bill payment and other money movement services directly to consumers and businesses.

Value Proposition to Partners

Higher Consumer Satisfaction: Partners gain access to our network of billers and can provide turnkey electronic bill payment functionality to their consumers through flexible integration options. By integrating our platform into their ecosystems, partners can provide a more comprehensive solution and drive higher customer satisfaction.

Access to Innovative Technology Solutions: As consumers demand a more seamless and secure experience, partners require consumer engagement and payment technology that caters to the latest consumer trends. Our platform offers cutting edge technology that enables partners to grow mind and wallet share with their consumers.

Our Billers’, Financial Institutions' and Partners’ Consumers

As our platform reaches more consumers, we capture and monetize more payment transactions. In December 2021, approximately 21 million consumers and businesses used our platform to pay their bills. As consumers increasingly demand omni-channel bill payment solutions for more of their bills, we attract more billers and partners who look to our platform to meet that demand.

Value Proposition to Consumers

Next-Generation Electronic Bill Payment Tools: Consumers gain access to advanced payments functionality to streamline their omni-channel bill payment experience. Consumers can view and pay bills through a variety of payment channels and types, engage with their billers, financial institutions and retrieve actionable insights regarding their payments and billing history.

Control Over Financial Health: Consumers gain added control and visibility over their financial health on a daily basis through the advanced tools and features we provide. Our platform allows consumers to set the terms of their bill payments in a way that best suits their needs.

Growth Strategies

We intend to leverage our products and industry presence to establish our platform as the industry standard for electronic bill payments for billers, financial institutions and partners globally. Key elements of this strategy include:

Continue to Win New Billers, Financial Institutions and Partners

We believe the majority of billers and financial institutions use inferior electronic bill payment platforms. We plan to continue winning new billers, financial institutions and partners by investing in the growth of our IPN, expanding our diversified go to market strategies and strengthening our value proposition. We intend to continue winning market share through a superior product offering that is easy to integrate and provides a feature-rich experience for our billers, partners and consumers.

Grow with Existing Billers, Financial Institutions and Partners

We believe we have a significant opportunity to leverage the full scope of our highly scalable model to drive further adoption of our platform with existing billers, financial institutions and partners, including our IPN partners. We believe adding product features and additional functionality enables us to capture more electronic bill payments, strengthens our biller and partner retention and ultimately generate more transaction revenue.

Expand into New Channels and Industry Verticals

We intend to leverage our platform to expand into new channels and new industry verticals. In particular, we anticipate growth of our IPN and additional partnerships with leading business networks to drive further expansion into new channels, such as PayPal’s bill pay app. We also intend to continue to cost-effectively expand into new verticals and expect that our expansion efforts will center on verticals with favorable bill payment characteristics such as recurring payments for non-discretionary, essential services, similar to our previous expansion into the healthcare and insurance verticals. Our configurability and platform approach to new feature development enables us to cost-effectively extend products that were initially designed for an existing vertical into powerful use cases for new verticals.

Build New Products

We believe the significant investments we have made in our technology platform are a core differentiator of our business. As billers, financial institutions, partners and consumers adopt new consumer engagement and bill payment technologies, we intend to continue investing in our platform in order to create innovative features and add emerging payment types that further enhance the bill payment experience.

Leverage our Platform to Expand Internationally

We believe there is global demand for electronic bill payment technology among billers and financial institutions with international consumers and partners that serve international billers and financial institutions. Although substantially all of our revenue is generated in the United States, many of our largest domestic billers also serve billable consumers in international geographies and several of our domestic partners maintain international operations. We believe this presents us with a large opportunity to expand internationally without needing to significantly increase international headcount or retain local resources to initially serve international markets. Our international growth strategy is focused on leveraging our existing biller and partner relationships and we believe our platform is well-positioned to quickly adapt to local payment channels and regulatory schemes. In particular, we anticipate that our near-term international growth opportunities will come through our U.S.-based billers, financial institutions or partners seeking a technology platform to power bill presentment and payment in international markets within their existing industry verticals, as well as through our larger partners that serve international billers and financial institutions. We also expect to expand our existing presence in Canada and India over time, both within current and new industry verticals.

Pursue Selective Strategic Acquisitions

We plan to pursue strategic acquisitions that we believe will be complementary to our existing solutions, enhance our technology and increase the value proposition we deliver to our billers, financial institutions and partners and their consumers. For example, we may pursue acquisitions that we believe will help us expand within existing or new industry verticals and channels, accelerate our biller growth or enter new markets.

Go-to-Market Strategy

We employ a diversified go-to-market strategy that leverages targeted marketing efforts, a direct sales team and relationships with technology partners and resellers as we seek to acquire billers and financial institutions in an efficient manner. Our marketing strategy targets prospective billers and financial institutions through industry- and role-based marketing efforts at trade shows and industry events, direct marketing and social media programs. We also leverage partnerships and referral relationships of various types.

Our direct sales team is responsible for outbound lead generation, driving new business and helping to manage account relationships and renewals. Our sales team also maintains close relationships with existing billers and financial institutions and acts as an advisor to each biller to help identify and understand their specific needs, challenges, goals and opportunities.

We also leverage strong relationships with our partners to extend the reach of our platform and receive new biller referrals. Our software partners, including Oracle, integrate our platform into their software products, enabling us to power their bill payment capabilities for their consumers. Our strategic partners, including JPMorgan Chase, U.S. Bank and a major payroll solutions provider, also refer new billers to our platform. Our software is regularly integrated with our software partners’ offerings and with the software suites of other market-leading software providers commonly used by our billers, including SAP and Guidewire, in each case to power electronic bill payment functions for our billers and their consumers.

We also believe we benefit from the significant reach of our IPN. Through partnerships with PayPal, a leading global ecommerce retailer and financial institution partners, our platform reaches millions of consumers. Jointly delivering our platform with our software and strategic partners provides consistency of approach and a high-quality experience for billers, financial institutions, partners and consumers.

Competition

Our primary competition has historically been legacy solution providers and systems internally developed by financial institutions for bill presentment and payment services. The legacy solution providers have generally either served the financial services or the biller market individually. In both markets, legacy solution providers offer solutions for in-person cash payments, check-based mail payments, prior-generation IVR, phone-based payments and web-based payments, as well as a variety of point solutions for various payment needs. These solutions are often built via acquisitions and frequently not well integrated based on data architectures.

In the financial services market, providers integrate into a bank’s online banking system. They offer access to a limited number of electronic bills, so only a fraction can be reviewed before deciding on payment. Once the consumer decides to pay the bill, the provider generally only allows for one type of payment, limiting the ability of consumers to use credit or other alternatives. The bank-based payments are slow, sometimes taking up to three days to reach a biller, so a consumer is not able to make a same-day payment.

In the biller-direct market, legacy providers have been slow to respond to biller and consumer needs because their systems are expensive to maintain and are not nimble enough to keep up with the pace of innovation. As a result, they do not offer the breadth of channels and payment methods demanded by consumers, nor the integration and analytics capabilities required by billers.

We believe these solutions lack the modern infrastructure necessary to provide billers, financial institutions and consumers with an omni-channel electronic bill payment experience enhanced by AI, ML and contextualized data. We believe the strength and agility of our platform will drive our success in growing our business by demonstrating to billers, financial institutions and partners that our platform delivers superior business outcomes to those of third-party vendors or internally developed systems.

While competitive factors and their relative importance can vary, in general, we will be assessed on a number of factors including security, reliability, breadth and depth of functionality, ease of deployment and implementation speed, total cost of ownership and return on investment, customer satisfaction, customer service, partnerships, brand awareness and reputation and the ability to provide contextualized and actionable data-driven insights that improve the transaction experience. We believe we compete favorably on all of these factors.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual rights, to protect our proprietary software and our brands. We have obtained or applied for patent protection in the United States on certain material aspects of our proprietary technologies and we have registered or applied to register certain of our trademarks in the United States. In addition to the intellectual property that we own, we license certain technologies and intellectual property from third parties, including software that is incorporated in our platform. We generally control access to and use of our software and other proprietary or confidential information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties who have access to our software and other confidential information.

As of December 31, 2021, we held 15 issued U.S. patents and one issued Canadian patent related to our proprietary technologies. As of December 31, 2021, we also held one allowed, seven published and two pending U.S. patent applications, and three pending PCT patent applications. If our currently issued patents are maintained until the end of their terms, they will expire between 2025 and 2040. The expiration of these patents is not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. In addition, as of December 31, 2021, we owned four registered U.S. trademarks and one registered United Kingdom trademark. We also held four pending trademark applications in the U.S., two pending trademark applications in China, and one pending trademark application in each of Australia, Canada, Europe, Japan, and New Zealand.

For additional discussion of how intellectual property protection affects our business, see the section titled “Risk Factors—Risks Related to Our Technology and Intellectual Property.”

Government Regulation

Various aspects of our business and service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the United States. Certain of our services are also subject to rules promulgated by various card and payment networks and other authorities, as more fully described below. These descriptions are not exhaustive, and these laws, regulations and rules frequently change and are increasing in number.

Our billers, financial institutions and partners and their consumers store personal and business information, financial information and other sensitive information on our platform. In addition, we receive, store, handle, transmit, use and otherwise process personal and business information and other data from and about actual and prospective billers, financial institutions and partners, as well as our employees and service providers. As a result, we and our handling of data are subject to a variety of laws, rules and regulations relating to privacy, data protection and information security, including regulation by various governmental authorities, such as the FTC, and various state, local and foreign agencies. Our data handling and processing activities are also subject to contractual obligations and industry standard requirements. The U.S. federal and various state and foreign governments have also adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. The legislative and regulatory landscapes for privacy, data protection and information security continue to evolve in jurisdictions worldwide, with an increasing focus on privacy and data protection issues with the potential to affect our business.

In the United States, various laws and regulations apply to the security, collection, processing, storage, use, disclosure and other processing of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, and state and local laws relating to privacy and data security. Additionally, the FTC and many state attorneys general have interpreted and are continuing to interpret federal and state consumer protection laws to impose standards for the online collection, use, dissemination, processing and security of data. In addition, many states in which we operate have enacted laws that protect the privacy and security of sensitive and personal data, such as the CCPA and the CPRA in California. Certain other state laws impose similar privacy obligations, such as in New York, Nevada, Virginia and Colorado, and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. In addition, several foreign countries and governmental bodies, including the EU, have established their own laws, rules and regulations addressing privacy, data protection and information security with regard to the handling and processing of sensitive and personal data obtained from their residents with which we or our billers, financial institutions or partners may need to comply. These laws and regulations, such as the GDPR, are in certain cases more restrictive than those in the United States. Because we process individually identifiable protected health information in certain cases, we are also subject to certain obligations under HIPAA, as amended by HITECH, as well as certain state laws and related contractual obligations.

We are also subject to the rules and standards of Visa, Mastercard, American Express, NACHA and INTERAC and other payment networks and their participants. In order to provide our payment processing services, we must be registered either indirectly or directly as service providers with the payment networks that we use. As such, we are subject to applicable card association and payment network rules, standards and regulations, which impose various requirements and could subject us to a variety of fines or penalties that may be levied by such associations or networks for certain acts or omissions. Card associations and payment networks and their member financial institutions regularly update and generally expand security expectations and requirements related to the security of consumer data and environments. Failure to comply with the networks’ requirements, or to pay the fees or fines they may impose, could result in the suspension or termination of our registration with the relevant payment networks and therefore require us to limit or cease providing the relevant payment processing services. It could also cause existing billers, financial institutions or partners, their consumers or other third parties to cease using or referring our services or prospective billers, financial institutions or partners to terminate negotiations with us.

Further, we and our billers, financial institutions and partners are subject to a variety of U.S. state and federal laws, rules and regulations related to telemarketing, recording and monitoring of communications, such as the TCPA, the CAN-SPAM Act and others, because our platform enables our billers and partners to communicate directly with their consumers, including via e-mail, text messages and calls, and also enables recording and monitoring of calls between our billers, financial institutions and partners and their consumers for training and quality assurance purposes.

In addition to the laws and regulations described above, various regulatory agencies in the United States and in foreign jurisdictions continue to examine a wide variety of issues which are or may be applicable to us and may impact our business. These issues include payments, identity theft, account management guidelines, privacy, disclosure rules, cybersecurity and marketing. The laws and regulations relating to financial services, privacy, data protection and information security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. As our business continues to develop and expand, including internationally, we continue to monitor the additional laws and regulations that may become relevant. Any actual or perceived failure to comply with legal and regulatory requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, including class action litigation, consent decrees and injunctions, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, damages, fines, penalties, adverse publicity, reputational damage and constraints on our ability to continue to operate.

For additional discussion on governmental regulation and payment network operating rules affecting our business, please see the section titled “Risk Factors—Risks Related to Regulation.”

Employees and Human Capital Resources

As of December 31, 2021, we employed 1,116 full-time employees and no part-time employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

Our employees are our most critical assets. The success and growth of our business depends on our ability to attract, reward, retain, and develop diverse, talented, and high-performing employees at all levels of our organization, while sustaining an environment of anti-discrimination that ensures equal access to opportunities. To succeed in an ever-changing and competitive labor market, we have developed human capital management strategies, objectives and measures that drive recruitment and retention, support business performance, advance innovation and foster employee development. Our human capital strategies and objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees and consultants. We believe we provide our employees significant ongoing career growth opportunities in an exciting growth company and industry. The principal purpose of our incentive programs is to attract, retain and reward personnel in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We are also focused on supporting our employees’ health and safety and social well-being and seek to have a diverse, equitable and inclusive workplace.

Available Information

We file or furnish periodic reports and amendments thereto, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission, or SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our website is located at www.paymentus.com, and our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at https://ir.paymentus.com/home/default.aspx as soon as reasonably practicable after we electronically file or furnish such information with the SEC. Information contained in, or that can be accessed through, our or the SEC's website is not a part of, and is not incorporated into, this report.

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the accompanying notes included elsewhere in this report before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business operations, results of operations, financial condition or prospects. The trading price of our Class A common stock could decline due to the materialization of any of these risks, and you may lose all or part of your investment. In addition, the risks discussed below include forward-looking statements and our actual results may differ substantially from those discussed in the forward-looking statements. See the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of such statements and their limitations Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Risks Related to Our Business and Industry

Our rapid growth may not be sustainable or indicative of our future growth.

Our recent rapid growth, including in payment volumes, may not be sustainable or indicative of our future growth. Even though the number of billers, financial institutions and consumers who use our platform has grown rapidly in recent years, there can be no assurance that we will be able to attract new billers and financial institutions or retain existing billers and financial institutions. Our costs associated with retaining revenue from existing billers and financial institutions are substantially lower than costs associated with attracting and generating revenue from new billers and financial institutions or costs associated with generating increased adoption of our platform by existing billers and financial institutions. Therefore, if we are unable to retain revenue from existing billers and financial institutions, even if related losses are offset by an increase in new billers and financial institutions or increased adoption of our platform by existing billers, our operating results could be adversely impacted.

Our ability to attract new billers and financial institutions, retain revenue from existing billers and financial institutions or increase adoption of our platform by both new and existing billers is impacted by a number of factors, including:

•
our transaction fees and certain of our billers’ ability to pass them on to consumers;
•
our ability to timely expand the functionality and scope of our platform;
•
our ability to maintain the rates at which our billers and financial institutions pay us and continue to use our platform;
•
competitive factors, including the introduction of competing solutions, discount pricing and other strategies that may be implemented by our competitors;
•
our ability to maintain high-quality customer support for billers, financial institutions and consumers;
•
our ability to attract and retain strategic partners, software partners, resellers and IPN partners;
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

The rapid growth we have experienced in our business places significant demands on our operational infrastructure. The scalability and flexibility of our platform depends on the functionality of our technology and network infrastructure and its ability to handle increased traffic and demand for bandwidth. The growth in the number of billers, financial institutions and partners using our platform and the number of bills processed through our platform has increased the amount of data that we process. Any problems with the transmission of increased data and bills could result in harm to our brand or reputation. Moreover, as our business grows, we will need to devote additional resources to improving our operational infrastructure and continuing to enhance its scalability in order to maintain the performance of our platform, including customer support, risk and compliance operations and professional services. Any failure of or delay in these efforts could result in service interruptions, impaired system performance and reduced biller, financial institution, partner and consumer satisfaction. If sustained or repeated, these performance issues could reduce the attractiveness of our platform to billers, financial institutions and partners and could result in lost biller, financial institution and partner opportunities and higher attrition rates, any of which could hurt our revenue growth, biller, financial institution and partner loyalty and our reputation. Even if our efforts to scale our business are successful, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could adversely affect our business, operating results and financial condition.

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

In addition, we believe that an important contributor to our success has been our corporate culture, which we believe fosters innovation, and is rooted in a philosophy of aligning our success with that of billers, financial institutions, partners and consumers. As a result of our rapid growth, a significant portion of our employees have been with us for fewer than three years. As we continue to grow and develop the infrastructure of a public company, we must effectively integrate, develop and motivate a growing number of new employees, who will be dispersed geographically, with our headquarters in Redmond, Washington and a large employee presence in Toronto, Canada, Charlotte, North Carolina and Delhi, India. Our geographically dispersed workforce may make it more difficult for our management to manage our growth effectively and preserve our corporate culture. In addition, we must preserve our ability to execute quickly in further developing our platform and implementing new features and tools. As a result, we may find it difficult to maintain our corporate culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to recruit and retain personnel, to continue to perform at current levels or to execute on our business strategy effectively and efficiently.

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

Additionally, we anticipate that our growth rate will decline over time to the extent that the number of billers and financial institutions using our platform increases and we achieve higher market penetration rates. As our growth rate declines, investors’ perception of our business may be adversely affected and the market price of our Class A common stock could decline as a result. To the extent our growth rate slows, our business performance will become increasingly dependent on our ability to retain revenue from existing billers and financial institutions and increase adoption of our platform by existing billers.

Our sales efforts to large enterprises involve considerable time and expense with long and unpredictable sales cycles.

One of the factors affecting our growth and financial performance is the adoption of our platform by large enterprise billers and large financial institutions over legacy solutions and in-house proprietary technologies or our competitor’s products. To increase adoption within large enterprise billers and to attract new large enterprise billers and large financial institutions, we primarily rely on our direct sales team. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of potential billers and financial institutions and educating these potential billers and financial institutions about the technical capabilities and value of our platform. Because large enterprises tend to have more consumers impacted by a switch in billing services, they often evaluate our platform at multiple levels within their organization, each of which often have specific requirements, and typically involve their senior management. As a result, our sales efforts to large enterprises involve considerable time and expense with long and unpredictable sales cycles, which may cause our results of operations to fluctuate.

Large enterprise billers and large financial institutions also make product purchasing and adoption decisions based in part or entirely on factors, or perceived factors, not directly related to the features of platforms, including, among others, a biller’s projections of business growth, uncertainty about economic conditions (including as a result of the COVID-19 pandemic), capital budgets, anticipated cost savings from the implementation of our platform, potential preference for such biller’s or financial institutions' internally-developed software and billing solutions, perceptions about our business and platform, more favorable terms offered by potential competitors and previous technology investments. In addition, certain decision-makers and other stakeholders within potential billers and financial institutions tend to have vested interests in the continued use of internally developed solutions or other existing electronic payment and billing solutions, which may make it more difficult for us to sell our products. As a result of these and other factors, our sales efforts to large enterprises typically require an extensive effort throughout the organization and a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale. If our sales efforts to a potential biller or financial institution do not result in sufficient revenue to justify our investments, our business, operating results and financial condition could be adversely affected.

The COVID-19 pandemic, including existing and future variants, could have a material adverse impact on our employees, billers, financial institutions, partners, consumers and other key stakeholders, which could materially and adversely impact our business, operating results and financial condition.

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

In light of the uncertainty relating to the spread of COVID-19, we have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, billers, financial institutions and partners, and we may take further precautionary measures. In particular, governmental authorities have at times instituted, and in the future may institute, shelter-in-place policies and other restrictions in many jurisdictions in which we operate, including in Redmond, Washington, where our headquarters are located, and Toronto, Canada, Charlotte, North Carolina and Delhi, India, where we maintain significant operations, which policies and restrictions have at times required our employees to work remotely. Even as shelter-in-place policies or other governmental restrictions are lifted, we are taking, and expect to continue to take, a measured and careful approach to having employees return to offices and travel for business. These precautionary measures and policies could negatively impact employee productivity, training and collaboration or otherwise disrupt our business operations. In addition, such restrictions impact certain of our sales efforts, marketing efforts and implementations, adversely affecting the effectiveness of such efforts in some cases and potentially inhibiting future growth.

In addition, the COVID-19 pandemic has disrupted and may continue to disrupt the operations of our billers, financial institutions and partners for an indefinite period of time, which in turn could negatively impact our business and operating results. Widespread remote work arrangements may also negatively impact our billers’, financial institutions' and partners’ operations, and the operations of third-party service providers who perform critical services for us, and, by extension, our operations.

Further, the extent and duration of working remotely exposes us, and our billers, financial institutions and partners and others with whom we have business relationships to increased risks of security breaches or incidents. The increase in remote working may also result in privacy, data protection, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to pandemic-related developments. Furthermore, we may need to enhance the security of our platform, our data and our internal information technology, or IT, infrastructure, which may require us to expend additional resources and may not be successful.

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

We are subject to economic and geopolitical risk, the business cycles and credit risk of our billers, financial institutions and partners and their consumers, and the overall level of consumer, business and government spending, which could negatively affect our business, operating results and financial condition.

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

Further, a downturn in the economy could force our billers, financial institutions or partners or their consumers to close or declare bankruptcy, resulting in lower revenue and earnings for us and greater exposure to potential credit losses and future transaction declines. We also have a certain amount of fixed and other costs, including rent and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy. Changes in economic conditions could also adversely affect our future revenue and profit and cause a materially adverse effect on our business, operating results and financial condition.

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

These legacy solution providers and financial institutions may have the operating flexibility to bundle competing solutions with other offerings, and may offer them at a lower price or for no additional cost to billers and financial institutions as part of a larger sale. Legacy solution providers offer solutions for in-person cash payments, check-based mail payments, prior-generation interactive voice response, or IVR, phone-based payments and web-based payments, as well as a variety of point solutions for various payment needs.

In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. New market entrants include a variety of payment processing vendors, particularly those focused on online and mobile payments, as well as mobile wallets and other offerings. Many of these new entrants are also potential partners of ours. As we look to market and sell our platform to potential billers, financial institutions or strategic partners with existing solutions, we must convince their internal stakeholders that our platform is superior to their current solutions.

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

A substantial majority of our revenue is derived from transaction fees, either absorbed by billers and financial institutions or paid by consumers, and the majority of bills on our platform are paid via credit or debit cards. In general, we receive more revenue for card-based payments than for electronic check and automated clearing house, or ACH, payments. Accordingly, if more consumers start paying their bills by electronic check, ACH or other payment methods with lower transaction fees, it could materially impact our operating results.

We expect fluctuations in our operating results, which will make it difficult to project future results and may cause the market price of our Class A common stock to decline.

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
•
our ability to attract new billers and financial institutions and retain and increase adoption by our existing billers;
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
•
the continued impact of the COVID-19 pandemic on our operating results, liquidity and financial condition and on our employees, billers, financial institutions, partners, consumers and other key stakeholders;
•
changes in biller and financial institution preference for cloud-based services as a result of security breaches and incidents in the industry or privacy concerns, or other security or reliability concerns regarding our products;
•
fluctuations or delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
•
changes in biller, financial institution and consumer budgets and in the timing of their budget cycles and purchasing decisions;
•
potential and existing billers and financial institutions choosing our competitors’ products or developing their own solutions in-house;
•
the development or introduction of new platforms or services that are easier to use or more advanced than our current platform and suite of services;
•
our ability to adapt to new forms or methods of payment that become widely accepted, including cryptocurrencies and blockchain-based transactions;
•
the adoption or retention of more entrenched or rival services in the international markets where we compete or plan to compete;
•
our ability to control costs, including our operating expenses;

•
rising inflation and our ability to control our costs, including employee wages and benefits and other operating expenses;
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
•
the effects of acquisitions and their integration, including our acquisition of Payveris in September 2021;
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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our operating results to vary significantly. In addition, we have incurred and expect to continue to incur significant additional expenses due to the increased costs of operating as a public company. If the assumptions used to plan our business are incorrect, our revenue may fail to meet our expectations and we may fail to meet profitability expectations. Further, if our quarterly operating results fall below the expectations of investors and securities analysts who follow our Class A common stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action lawsuits.

We depend on third-party payment processors, sponsor banks and third-party printers to process bill payments made on our platform and our business, operating results and reputation could be harmed if we experience service interruptions related to these processors.

We depend on third-party payment processors, including PayPal’s Braintree service, sponsor banks and third-party printers to process bill payments made through various channels on our platform, including credit and debit cards, ACH transfers, eChecks and PayPal. The per-transaction settlement fees we pay under our agreements with these processors collectively comprise a significant portion of our cost of revenue. We also rely on payment processors to collect and store payment card information and provide certain fraud detection services. Our multiyear agreements with these processors contain industry-standard terms and conditions, including technical requirements for how we must process and settle transactions and chargebacks. These agreements also obligate us to comply with card networks’ security standards and guidelines, and to reimburse the payment processors for any fines they are assessed by payment networks as a result of any rule violations by us. See the section titled “—Risks Related to Regulation—We are required to comply with payment network operating rules and changes to such rules or payment network fees could harm our business.”

If any of our processors were to terminate its relationship with us, whether as a result of a failure by us to meet our contractual obligations or for other reasons, or if any of them were to refuse to renew its agreement with us on commercially reasonable terms, we would need to engage one or more alternate processors. In that case, we could experience service interruptions and incur significant expenses in arranging for replacement payment processing services. Such interruptions could also negatively impact our reputation and our relationships with existing or potential billers, financial institutions and partners, as well as cause us to become obligated to provide service credits or refunds under our service level commitments. Likewise, our processors have in the past and may in the future experience outages that have and may cause us to temporarily lose our ability to process transactions on our platform. If any of our processors fails to meet our standards and expectations, becomes compromised or suffers errors, outages or vulnerabilities, we could temporarily lose our ability to process transactions on our platform until such issues have been remedied or we have engaged one or more alternate processors.

We operate in an emerging and evolving market, which may develop more slowly or differently than we expect. If our market does not grow as we expect, or if we cannot expand our platform to meet the demands of this market, our revenue may decline or fail to grow.

Our primary competition remains the legacy processes that billers and financial institutions have relied on for many years, such as physical bills, physical checks and non-scalable legacy IVR and similar systems, as well as systems developed internally by financial institutions. Our success depends to a substantial extent on the widespread adoption of our cloud-based electronic billing and payment platform as an alternative to these existing solutions and adoption by billers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for several reasons, including concerns about additional costs, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our platform. Our ability to expand sales of our platform depends on several factors, including prospective billers’ and financial institutions' awareness of our platform; the timely completion, introduction and market acceptance of enhancements to our platform or new products that we may introduce; the effectiveness of our marketing programs; the costs of our platform and the ability of billers to pass on transaction costs to their consumers; and the success of competing solutions. If we are unsuccessful in developing and marketing our platform, or if organizations do not perceive or value the benefits of our platform as an alternative to legacy systems, the market for our platform may not continue to develop or may develop more slowly than we expect, either of which would harm our business, operating results and prospects.

Our risk management efforts may not be effective to prevent fraudulent activities, which could expose us to material financial losses and liability and otherwise harm our business.

We offer a software platform that automates the entire bill payment lifecycle, providing electronic bill presentment, consumer engagement and payment processing for a large number of billers, financial institutions and consumers. We are responsible for verifying the identity of our billers, and monitoring transactions for fraud. We and our billers, financial institutions and partners have been in the past and will continue to be targeted by parties who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications and check fraud. We may suffer losses from acts of financial fraud committed by or against our billers, financial institutions or partners or their consumers, our employees or other third-parties.

The techniques used to perpetrate fraud on our platform are continually evolving, and we expend considerable resources to continue to monitor and combat them. In addition, when we introduce new products and functionality, or expand existing products, we may not be able to identify all risks created by the new products or functionality. Our risk management policies, procedures, techniques and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified or to identify additional risks to which we may become subject in the future. Furthermore, our risk management policies, procedures, techniques and processes may contain errors or our employees or agents may commit mistakes or errors in judgment as a result of which we may suffer large financial losses. The software-driven and highly automated nature of our platform could enable criminals and those committing fraud to cause significant losses to our business. As greater numbers of billers, financial institutions, partners and consumers use our platform, our exposure to material risk of losses from a single user, or from a small number of users, will increase.

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

Our success and future growth depend upon the continued services of our management team and other key employees. Dushyant Sharma, our founder, chairman, president and chief executive officer, is critical to our overall management, as well as the continued development of our products, partnerships, culture and strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. Certain of our key employees have been with us for a long period of time and have fully vested stock options that may become valuable and are publicly tradable, subject to Rule 144 limitations, which reduces the incentive for each of these key employees to remain at our company. The loss of our founder and chief executive officer, or one or more of our other senior management members, or other key employees, including due to illness resulting from COVID-19, could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.

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

Billers and financial institutions and their consumers rely on our customer support services to resolve issues and realize the full benefits provided by our platform. High-quality support is also important to maintain and drive further adoption by our existing billers and their consumers. We primarily provide customer support to our clients over email, with some additional support provided over chat and through our platform, and to consumers over the phone. If we do not help our billers and financial institutions and their consumers quickly resolve issues and provide effective ongoing support, or if our support personnel or methods of providing support are insufficient to meet the needs of our billers and financial institutions and their consumers, our ability to retain billers and financial institutions, increase adoption by our existing billers and financial institutions and acquire new billers could suffer, and our reputation with existing or potential billers and financial institutions could be harmed. In addition, biller, financial institution and consumer complaints or negative publicity about our customer service could diminish confidence in and use of our products or services. Effective customer service requires significant expenses, which, if not managed properly, could negatively impact our profitability. If we are not able to meet the customer support needs of our billers and their consumers during the hours that we currently provide support, we may need to increase our support coverage and provide additional support by other means and methods, which may reduce our profitability.

If the fees we charge are unacceptable to our billers, financial institutions or their consumers, our business, operating results and financial condition could be harmed.

We generate substantially all of our revenue by charging billers and financial institutions fees on a per-transaction basis. As the market for our platform matures, or as new or existing competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing billers and financial institutions or attract new billers and financial institutions at fee levels that are consistent with our pricing model and operating budget. Our pricing strategy for new products we introduce may prove to be unappealing to our billers, financial institutions or consumers, and our competitors could choose to bundle certain products and services competitive with ours and offer them at lower prices. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our business, operating results and growth prospects.

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

Certain of our agreements with our billers, financial institutions and partners contain service level commitments, including commitments regarding the accuracy of information and data we provide and how quickly we will respond to support inquiries. If we are unable to meet the stated service level commitments or our platform suffers extended periods of unavailability or downtime, we may be contractually obligated to provide these parties with service credits or refunds. In addition, certain billers and financial institutions could shift to using a different solution such that we would no longer be their exclusive payment provider and we could also face contract terminations, either of which would adversely affect our future revenue. Further, any extended service outages could adversely affect our reputation, revenue and operating results.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations and changing business needs, requirements or preferences, our products may become less competitive and our growth rate could decline.

The market for electronic bill presentment and payment services is relatively new and subject to ongoing technological change, evolving industry standards, payment methods and changing regulations, and changing biller, financial institution and consumer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including launching new products and services. The success of any new product and service, or any enhancements or modifications to existing products and services, depends on several factors, including the timely completion, introduction and market acceptance of such products and services, enhancements and modifications. If we are unable to enhance our platform, add new payment methods or develop new products that keep pace with technological and regulatory change and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely than our products, our business, operating results and financial condition would be adversely affected. Moreover, we may experience delays in the development and introduction of new products due to the effects of the COVID-19 pandemic. Furthermore, modifications to our existing platform or technology will increase our research and development expenses. Any of the foregoing could reduce the demand for our services, result in biller, financial institution, partner and consumer dissatisfaction and adversely affect our business.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our biller and financial institution base and achieve broader market acceptance of our products.

Our ability to increase our biller and financial institution base and achieve broader market acceptance of our platform will depend to a significant extent on our ability to expand our sales and marketing organizations, and to deploy our sales and marketing resources efficiently. Although we will adjust our sales and marketing spend levels as needed in response to changes in the economic environment, we plan to continue expanding our direct sales team as well as our sales team focused on identifying partnerships. These efforts will require us to invest significant financial and other resources. We may not achieve anticipated revenue growth from expanding our sales team if we are unable to hire, develop, integrate and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective. Our business and operating results will be harmed if our sales and marketing efforts do not generate significant increases in revenue.

We plan to expand our operations internationally by targeting international billers, financial institutions and partners, and further expanding use of our platform internationally among our existing international billers, financial institutions and partners, which will create a variety of operational challenges.

A component of our growth strategy involves expanding our operations internationally. Although we currently generate substantially all of our revenue in the United States, many of our largest billers have billable consumers in international geographies and some of our financial institutions have customers that send money to international geographies. We are continuing to adapt to and develop strategies to expand to international geographies. However, there is no guarantee that such efforts will have the desired effect or that we will be able to grow our international footprint without unexpected delay or expense when international expansion opportunities arise. If we invest substantial time and resources to further expand our operations internationally and are unable to do so successfully, cost-effectively and in a timely manner, our business and operating results may suffer.

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

In September 2021, we acquired Payveris, and we may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could further complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions may divert management’s time and focus from operating our business and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are completed. Acquisitions also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. Completed and future acquisitions may result in unforeseen operational difficulties and expenditures associated with:

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

We believe that maintaining and enhancing the Paymentus brand is important to support the marketing and sale of our existing and future products to new billers, financial institutions and partners and to increase adoption of our platform by existing billers and partners. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing and demand generation efforts, our ability to provide reliable products that continue to meet the needs of our billers, financial institutions and consumers at competitive prices, our ability to maintain our billers’, financial institutions' and consumers’ trust, our ability to continue to develop new functionality and products and our ability to successfully differentiate our products from competitive products and services. Our promotion activities may not generate brand awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. Further, any negative publicity about our industry, our company, the quality and reliability of our products and services, our risk management processes, our privacy, data protection or information security practices, litigation, regulatory activity or the experience of billers, financial institutions and partners with our products or services could harm our reputation. If we fail to successfully promote and maintain our brand, our business, operating results and financial condition could be adversely affected.

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

Natural disasters, pandemics such as COVID-19 or other catastrophic events may cause damage or disruption to our operations, commerce in general and the global economy, and thus could harm our business. Our headquarters are located in Redmond, Washington and we have a large employee presence in Toronto, Canada, Charlotte, North Carolina, and Delhi, India. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war or terrorist attack affecting regions where we maintain operations or where our data centers are located, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our services, breaches of data security, security incidents, and unauthorized access to or loss, disclosure, modification, misuse, corruption, unavailability, or destruction of critical data, any of which could harm our business, operating results and financial condition. In addition, the governmental restrictions in response to the COVID-19 pandemic have caused most of our employees to work remotely. Given these widespread remote work arrangements, if a natural disaster, power outage, connectivity issue or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

Additionally, as computer malware, viruses, computer hacking, intrusions, ransomware attacks, denial-of-service attacks, social engineering attacks, fraudulent use attempts, phishing attacks and other security breaches and incidents have become more prevalent, we, and third parties upon which we rely, face increased risk in maintaining the performance, reliability, security and availability of our solutions and related services and technical infrastructure to the satisfaction of our billers, financial institutions, partners and consumers. Any computer malware, viruses, computer hacking, intrusions, ransomware attacks, denial-of-service attacks, social engineering attacks, fraudulent use attempts, phishing attacks or other security breaches and incidents related to our network infrastructure or information technology systems or to computer hardware we lease from third parties, could, among other things, harm our reputation and our ability to retain existing billers, financial institutions and partners and attract new billers, financial institutions and partners.

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

Our billers, financial institutions and consumers store personal and business information, financial information and other sensitive information on our platform. In addition, we receive, store, handle, transmit, use and otherwise process personal and business information and other data from and about actual and prospective billers and financial institutions, as well as our employees and service providers. As a result, we and our handling of data are subject to a variety of laws, rules and regulations relating to privacy, data protection and information security, including regulation by various governmental authorities, such as the U.S. Federal Trade Commission, or FTC, and various state, local and foreign agencies. Our data handling and processing activities are also subject to contractual obligations and industry standard requirements. The legislative and regulatory landscapes for privacy, data protection and information security continue to evolve in jurisdictions worldwide, with an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws or regulations could result in litigation, enforcement actions, damages, fines, penalties or adverse publicity and reputational damage, any of which could have a material adverse effect on our business, operating results and financial condition.

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

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal data. Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than international, federal, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, in June 2018, California enacted the California Consumer Privacy Act, or the CCPA, which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, including the right to access and delete certain personal information, as well as the right to opt-out of certain sales of personal information, and provides for civil penalties for violations and a private right of action for data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, the California Privacy Rights Act, or the CPRA, was passed in November 2020. Effective beginning on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The interpretation and enforcement of the CCPA and many aspects of the CPRA remain unclear, and the effects of the CCPA and the CPRA potentially are significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and sanctions and litigation.

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

In addition, several foreign countries and governmental bodies, including the European Union, or EU, have established their own laws, rules and regulations addressing privacy, data protection and information security with regard to the handling and processing of sensitive and personal data obtained from their residents with which we or our billers, financial institutions or partners may need to comply. These laws and regulations are in certain cases more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, IP addresses. The EU’s privacy, data protection and information security landscapes are currently evolving, resulting in possible significant operational costs for internal compliance and risk to our business. Within the EU, the General Data Protection Regulation, or GDPR, which went into effect in May 2018, contains numerous requirements and changes from previously existing EU law, including more robust, direct obligations on data processors in addition to data controllers, heavier documentation requirements for data protection compliance programs by companies and significantly increases the level of sanctions for non-compliance as compared to previous EU data protection law. In particular, under the GDPR, EU data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total global turnover for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers and data subjects. Being subject to the GDPR, we have taken steps to cause our processes to be compliant with applicable portions of the GDPR, but we cannot assure you that such steps will be effective as European authorities continue to issue guidance concerning the GDPR and how it applies to data processing activities and we may still face the risk of liability under the GDPR. The laws and regulations relating to privacy, data protection and information security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

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

The scope and interpretation of the laws and regulations relating to privacy, data protection and information security that are or may be applicable to us are often uncertain and may be conflicting, as a result of the rapidly evolving regulatory framework for privacy issues worldwide. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices, solutions or platform capabilities. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our platform users’ data against loss, misuse, corruption, misappropriation caused by systems failures or unauthorized access. If our policies, procedures or measures relating to privacy, data protection, information security or the processing of data for marketing purposes or consumer communications fail to comply with laws, regulations, policies, legal obligations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity, and could cause our application providers, billers, financial institutions and partners to lose trust in us, and have an adverse effect on our business, operating results and financial condition.

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

Further, any failure or perceived failure by us, or any third parties with which we do business, to comply with laws, regulations, policies (including our publicly posted privacy policies), procedures, measures, legal or contractual obligations, industry standards or regulatory guidance relating to privacy, data protection or information security may result in governmental investigations and enforcement actions, litigation, fines and penalties, or adverse publicity, and could cause our billers, financial institutions and partners to lose trust in us, which could have an adverse effect on our reputation, business, operating results and financial condition. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, information security, marketing and consumer communications, and we cannot predict the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations may be inconsistent among jurisdictions and may conflict with our current or future practices, which could impair our ability to develop and market new functionality and maintain and grow our biller and financial institution base and increase revenue. Additionally, our billers, financial institutions or partners may be subject to differing privacy laws, rules and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Future restrictions on the collection, use, processing, storage, sharing or disclosure of various types of data, including financial information and other personal data, or additional requirements for express or implied consent of our billers, financial institutions, partners or consumers for the collection, use, processing, storage, sharing and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new functionality. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments.

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

Any of the foregoing could, individually or in the aggregate, harm our reputation as a trusted provider, damage our brand and business, cause us to lose existing billers, financial institutions and partners, prevent us from obtaining new billers, financial institutions and partners, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, expose us to legal risk and potential liability, and adversely affect our business, operating results and financial condition.

We identified material weaknesses in our internal control over financial reporting in connection with the preparation and audit of our financial statements for the fiscal years ended December 31, 2020 and 2019, that continued to exist as of December 31, 2021, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses, identify additional material weaknesses, or if we otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

We are required to comply with the rules of the SEC implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Though we will be required to disclose changes made in our internal control over financial reporting on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. As an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. If our internal control over financial reporting is not effective, management’s report and our independent registered public accounting firm’s report would be adverse.

In connection with the preparation and audit of our consolidated financial statements for the fiscal years ended December 31, 2020 and 2019, we and our independent registered public accounting firm identified certain control deficiencies in the design and implementation of our internal control over financial reporting that constituted material weaknesses. These material weaknesses continued to exist as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework (2013). These material weaknesses are as follows:

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
•
We did not design and maintain effective controls relevant to the preparation of our financial statements with respect to certain information technology, or (IT), general controls for information systems. Specifically, we did not design and maintain (1) program change management controls to ensure that IT program and data changes affecting certain IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (2) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs and data to appropriate company personnel.

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

We are in process of remediating the material weaknesses described above. In 2020, we implemented a new general ledger accounting system, including the design of permissions within that system which allow for effective restricted access and segregation of duties to govern the preparation and review of journal entries. Additional remediation measures are ongoing and include the following:

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

We are subject to the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We have and may need to continue to hire additional employees or engage outside consultants to comply with these requirements, which has and will increase our costs and expenses.

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

We plan to expand internationally and will thus become subject to additional laws and regulations for which we will need to implement new regulatory compliance controls. In some cases, our products are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including U.S. economic and trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, which we collectively refer to as trade controls. As such, a license may be required to export or re-export our products, or provide related services, to certain countries and billers and financial institutions. Further, our products incorporating encryption functionality may be subject to special controls applying to encryption items or certain reporting requirements. The process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities.

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

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit billers’ and financial institutions' ability to implement our products in those countries. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products into international markets, prevent billers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws or regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing export, import or sanctions laws or regulations, or change in the countries, governments, persons or technologies targeted by such export, import or sanctions laws or regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential billers and financial institutions with international operations. Any decreased use of our products or limitation on our ability to export to or sell our products in international markets could adversely affect our business, operating results and financial condition.

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

We are subject to the FCPA, U.S. domestic bribery laws and other anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Although we currently only maintain operations in the United States, Canada and India, as we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses and other regulatory approvals. Our operations are dependent in part upon transmission bandwidth provided by third-party network providers and access to co-location facilities to house our servers, which in some countries may be state owned. Similarly, some of our billers and financial institutions may be state-owned, in each case exposing us to potential risks. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. We cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international business, our risks under these laws may increase.

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
•
changes how information is accessed by us or our billers, financial institutions or partners or their consumers;
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

Furthermore, the functionality of our platform also depends on our and our partners’ ability to integrate our platform with their offerings. These partners periodically update and change their systems, and although we have been able to adapt our platform to their evolving needs in the past, there can be no guarantee that we will be able to do so in the future or in a way such that our billers, financial institutions or partners or their consumers are satisfied with the quality of work performed by us or with the technical support services rendered. In particular, if we are unable to adapt to the needs of our partners’ platforms, software and solutions, our billers’, financial institutions' and partners’ operations may be disrupted, which could result in disputes with our billers, financial institutions or partners or their consumers or other third parties and additional costs to address the situation. Additionally, our billers, financial institutions and partners may terminate their relationship with us and we may lose access to large numbers of consumers and biller and financial institution referrals as a result.

Any negative publicity related to our solutions, regardless of its accuracy or whether the ultimate cause of any poor performance actually results from our platform, or from the systems of our billers, financial institutions, partners or consumers, may adversely affect our reputation, business, operating results and financial condition.

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

Although we have disaster recovery plans that use multiple data storage locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized entry or intrusion, sabotage, criminal acts, intentional acts of vandalism and other misconduct, computer viruses and disabling devices, natural disasters, military actions, terrorist attacks, negligence, infrastructure changes, human or software errors, fraud, spikes in biller, financial institution, partner or consumer usage and denial of service issues, hardware failures, improper operation, data loss, compromise or corruption, cybersecurity attacks, wars, hurricanes, tornadoes and other similar events beyond our control could negatively affect our platform. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Any prolonged service disruption affecting our platform for any of the foregoing reasons could result in lengthy interruptions in the delivery of our platform, products or services, cause system interruptions, prevent our billers, financial institutions, partners or consumers from accessing their accounts online, damage our reputation with current and potential billers, financial institutions, partners or consumers, expose us to liability, cause us to lose billers, financial institutions, partners or consumers, cause the loss or unavailability of critical data, prevent us from supporting our platform, products or services, result in regulatory investigations, enforcement actions and litigation or cause us to incur additional expense in investigating, remediating and responding to these disruptions and arranging for new facilities and support or otherwise harm our business.

Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition. In addition, certain of our third-party service providers are required to notify us if they experience a security breach or unauthorized disclosure of certain personal information, or, in some cases, confidential data or information of ours or our billers, financial institutions, partners or consumers, and their failure to timely notify us of such a breach or disclosure may cause us to incur significant costs or otherwise harm our business.

Our platform is accessed by many billers, financial institutions, partners and consumers, often at the same time. As we continue to expand the number of our billers, financial institutions, partners and consumers, and products available through our platform, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of data centers, internet service providers or other third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations. If our third-party infrastructure service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to data centers, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services.

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

Furthermore, prolonged interruption in the availability, or reduction in the speed or other functionality, of our platform, products or services could materially harm our reputation and business. Frequent or persistent interruptions in accessing our platform, products and services could cause billers, financial institutions, partners or consumers to believe that our platform, products and services are unreliable, leading them to switch to our competitors or to avoid our platform, products and services, and could permanently harm our reputation and business.

Additionally, as our billers, financial institutions and partners and their consumers may use our platform for critical transactions, any errors, defects or other infrastructure problems could result in damage to such billers’, financial institutions', partners’ or consumers’ businesses. These billers, financial institutions, partners and consumers could seek significant compensation from us for their losses and our insurance policies may be insufficient to cover a claim. Even if unsuccessful, this type of claim may be time-consuming and costly for us to defend. Any of the foregoing could have a material adverse effect on our business, operating results and financial condition.

We may experience software and technology defects, undetected errors, development delays or other performance problems in our software and other technology used as part of our platform, which could damage biller, financial institution and partner relations, harm our reputation, result in significant costs to us, decrease our potential profitability and expose us to substantial liability.

Our software and other technology used as part of our platform may contain undetected errors, viruses or defects when implemented or when new functionality is released, as we may modify, enhance, upgrade and implement new systems, procedures and controls to reflect changes in our business, technological advancements and changing industry trends. Despite extensive testing, from time to time we have discovered and may in the future discover defects or errors in our solutions. Any performance problems or defects in our solutions could materially and adversely affect our business, operating results and financial conditions. Defects, errors or other similar performance problems or disruptions, whether in connection with day-to-day operations or otherwise, could be costly for us, adversely affect our billers’, financial institutions' or partners’ businesses, harm our reputation and result in reduced sales or a loss of, or delay in, the market acceptance of our solutions. In addition, if we have any such errors, defects or other performance problems, our billers, financial institutions or partners could seek to terminate, or elect not to renew, their contracts with us, delay or withhold payment or make claims against us. Any of these actions could result in liability, lost business, increased insurance costs, difficulty in collecting accounts receivable, costly litigation or adverse publicity, which could materially and adversely affect our business, operating results and financial condition. Additionally, our software uses open-source software and any defects or security vulnerabilities in such open-source software could materially and adversely affect our business, operating results and financial condition. In addition, we rely on technologies and software supplied by third parties that may also contain undetected errors, viruses or defects. Software defects and errors or delays in electronic bill presentment or our facilitation of payment processing could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential billers, financial institutions, partners and consumers, harm to our reputation and exposure to liability claims, any of which could result in a material adverse effect on our business, operating results and financial condition.

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

Various factors outside our control pose a threat to our intellectual property rights, as well as to our products, services and technologies. Although we have been issued patents in the United States and Canada and have additional patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or obtain the coverage originally sought. In addition, any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties, which could result in them being narrowed in scope or declared invalid or unenforceable. For example, it is possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology or file suit against us. Any of our patents, trademarks or other intellectual property rights may lapse, be abandoned, be challenged or circumvented by others or invalidated through administrative process or litigation. We also may allow certain of our registered intellectual property rights, or our pending applications for intellectual property rights, to lapse or to become abandoned if we determine that obtaining or maintaining the applicable registered intellectual property rights is not worthwhile. Despite our efforts to protect our intellectual property and proprietary rights, there can be no guarantee that such rights will be sufficient to protect against others offering products or services that are substantially similar to ours, independently developing similar products, duplicating any of our products, designing around our patents, adopting trade names or domain names similar to ours, competing with our business or attempting to copy aspects of our technology and using information that we consider proprietary, thereby impeding our ability to promote our platform and possibly leading to biller, financial institution or consumer confusion. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours.

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

We and our billers, financial institutions and partners and their consumers and other third parties that use our platform obtain, provide and process a large amount of sensitive and personal data. Any real or perceived improper or unauthorized use of, disclosure of or access to such data could harm our reputation as a trusted brand, as well as have a material adverse effect on our business, operating results and financial condition.

We and our billers, financial institutions and partners and their consumers and the third-party vendors and data centers that we use obtain, provide and process large amounts of sensitive and personal data, including data provided by and related to consumers and their transactions, as well as other data of the counterparties to their payments. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand to include new products and technologies.

Cybersecurity threats and attacks, privacy and security breaches and incidents, insider threats or other incidents and malicious internet-based activity continue to increase generally, evolve in nature and become more sophisticated, and providers of cloud-based services have frequently been targeted by such attacks, particularly in the financial technology sector. These cybersecurity challenges, including threats to our own IT infrastructure or those of our billers, financial institutions or partners or their consumers or third-party service providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, biller or financial institution employee fraud, account takeover, check fraud or cybersecurity attacks, to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in loss, compromise, corruption or disclosure of confidential information, intellectual property and sensitive and personal data or data we rely on to provide our solutions and impair our ability to provide our solutions and meet our billers’, financial institutions' or partners’ or their consumers’ requirements, or cause production downtimes and compromised data. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our biller and financial institution base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our billers’, financial institutions' or partners’ or their consumers’ sensitive and personal data. Information security risks for technology companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties as well as nation-state and nation-state-supported actors. Additionally, geopolitical events and resulting government activity could lead to information security threats and attacks by affected jurisdictions and their sympathizers. Because of our position in the financial services industry, we believe that we are likely to continue to be a target of such threats and attacks.

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

In addition, because we leverage third-party service providers, including cloud, software, data center and other critical technology vendors to deliver our solutions to our billers, financial institutions, partners or consumers and their clients, we rely heavily on the data security technology practices and policies adopted by these third-party service providers. Such third-party service providers have access to sensitive and personal data and other data about our billers, partners and employees, as well as consumers using our products and services to pay the bills of our billers, financial institutions and some of these providers in turn may subcontract with other third-party service providers. Our ability to monitor our third-party service providers’ data security is limited. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party service providers’ software or systems have not been breached or compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems or the systems of third parties that support us and our services. A vulnerability in our third-party service providers’ software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our third-party solutions. Techniques used to sabotage or obtain unauthorized access to systems are constantly evolving and our third-party service providers may face difficulties or delays in identifying breaches and compromises, and notifying us of any such breaches and compromises. This could cause us to face delays in responding to any such breach or compromise and providing any required notifications to consumers or other third parties.

In addition, our financial institution strategic partners conduct regular audits of our cybersecurity program, and if any of them were to conclude that our systems and procedures are insufficiently rigorous, they could terminate their relationships with us, and our financial results and business would be adversely affected. Under our terms of service and our contracts with strategic partners, if there is a breach of payment information that we store, we could be liable to the partner for their losses and related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our platform. Any perceived or actual breach of security or security incident, regardless of how it occurs or the extent of the breach or incident, could have a significant impact on our reputation as a trusted brand, cause us to lose existing billers, financial institutions, partners and consumers, prevent us from obtaining new billers, financial institutions, partners and consumers, require us to expend significant funds to remedy problems caused by breaches and incidents and implement measures to prevent further breaches and incidents, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, indemnity obligations, damages for contract breach or penalties for violation of security obligations and costs associated with remediation, such as fraud monitoring and forensics, all of which could divert resources and attention of our management and key personnel away from our business operations and materially and adversely affect our business, operating results and financial condition. Any actual or perceived security breach or incident at a third-party service provider providing services to us or our billers, financial institutions, partners or consumers could have similar effects. Further, as the current COVID-19 pandemic continues to result in a significant number of people working from home, these cybersecurity risks may be heightened by an increased attack surface across our business and those of our partners and service providers. We cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such information security incidents or protecting sensitive and personal data that they obtain and process on our behalf.

Federal, state and international regulations may require us or our billers, financial institutions or partners to notify governmental entities and individuals of data security incidents involving certain types of personal and sensitive data or information technology systems. Security compromises experienced by others in our industry, our billers, financial institutions or partners or their consumers, our third-party service providers or us may lead to public disclosures and widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could erode consumer, biller, financial institution or partner confidence in the effectiveness of our security measures, negatively impact our ability to attract new billers, financial institutions, partners and consumers, cause existing billers, financial institutions, partners and consumers to elect not to renew or expand their use of our platform, services and products or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, which could materially and adversely affect our business, operating results and financial condition.

In addition, some of our billers, financial institutions and partners contractually require notification of data security compromises and include representations and warranties in their contracts with us that our platform, products and services comply with certain legal and technical standards related to data security and privacy and meet certain service levels. In our contracts, a data security compromise or operational disruption impacting us or one of our critical vendors, or system unavailability or damage due to other circumstances, may constitute a material breach and give rise to a biller’s, financial institution's or partner’s right to terminate their contract with us. In these circumstances, it may be difficult or impossible to cure such a breach in order to prevent billers, financial institutions or partners from potentially terminating their contracts with us. Furthermore, although our contracts typically include limitations on our potential liability, we cannot ensure that such limitations of liability would be adequate or apply to data security compromises.

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

The software industry is characterized by the existence of many patents, copyrights, trademarks, trade secrets and other intellectual property rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. We could also face trade name or trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our brand names. Any claims related to our intellectual property or biller, financial institution or consumer confusion related to our marketplace could damage our reputation and adversely affect our growth prospects. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents may provide little or no deterrence as we would not be able to assert them against such entities or individuals.

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

We also are, and may in the future become, contractually obligated to indemnify our billers, financial institutions and partners in the event of infringement, misappropriation or other violation of a third party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time-consuming, costly to defend and damaging to our reputation and brand.

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

The market price of our Class A common stock has, and may continue to, fluctuate or decline significantly in response to numerous factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:

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
•
whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure and the significant voting control of AKKR and our founder and chief executive officer;
•
additional shares of our Class A common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market;
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

Sales of a substantial number of shares of our Class A common stock, particularly sales by our directors, executive officers and principal stockholders, or the perception that such sales may occur could cause the market price of our Class A common stock to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

As of December 31, 2021, we had 17,251,079 shares of Class A common stock and 103,388,082 shares of Class B common stock issued and outstanding. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

In addition, 512,637 shares of Class A common stock and 6,848,660 shares of Class B common stock were subject to outstanding equity awards as of December 31, 2021. We have registered the offer and sale of all shares of Class A common stock and Class B common stock subject to equity awards outstanding and reserved for issuance under our 2012 Equity Incentive Plan and 2021 Equity Incentive Plan. The shares covered by that registration statement are eligible for resale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the market price of our Class A common stock could decline.

Furthermore, up to 509,370 shares of Class A common stock may be issuable pursuant to a warrant agreement with JPMC Strategic Investments I Corporation. These shares will become eligible for sale in the public market to the extent permitted by the vesting terms of the warrant, and Rules 144 and 701 of the Securities Act.

As of December 31, 2021, the holders of approximately 107 million shares of our Class A common stock and Class B common stock, or certain permitted transferees, are entitled to require us to file registration statements for the public resale of the shares of Class A common stock, including shares issuable upon conversion of their shares of Class B common stock, or to include such shares in registration statements that we may file, subject to certain conditions. If we register the offer and sale of shares for the holders of registration rights, those shares can be freely sold in the public market upon registration.

The dual class structure of our common stock and our stockholders agreement have the effect of concentrating voting control with AKKR and our founder and chief executive officer, which limits or precludes your ability to influence corporate matters for the foreseeable future and may depress the market price of our Class A common stock.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, AKKR and our founder and chief executive officer, collectively controlled approximately 97.6% of the voting power of our outstanding common stock as of December 31, 2021 and therefore are able to control all matters submitted to our stockholders and will continue to control such matters so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock, including the election of directors, amendments of our organizational documents, compensation matters and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

Further, the stockholders agreement we have entered into with AKKR provides that, for so long as AKKR or certain of its permitted transferees hold more of our outstanding common stock than Mr. Sharma and certain of his affiliates, AKKR has the right to nominate (x) five directors to our board of directors for so long as AKKR beneficially owns at least 10% of our outstanding common stock and (y) two directors to our board of directors for so long as AKKR beneficially owns at least 5% but less than 10% of our outstanding common stock. Moreover, after such time as AKKR ceases to hold more of our outstanding common stock than Mr. Sharma and certain of his affiliates, AKKR will continue to have the right to nominate two directors to our board of directors until such time as AKKR ceases to beneficially own at least 5% of our outstanding common stock.

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

In addition, certain index providers have implemented restrictions on including companies with multiple-class share structures in certain of their indices. The FTSE Russell requires new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones does not admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. The dual class structure of our common stock makes us ineligible for inclusion in these indices and we cannot assure you that other stock indices will not take similar actions. It is unclear what effect, if any, these policies have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Further, given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices will likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

AKKR controls us and its interests may conflict with ours or yours in the future.

As of December 31, 2021, AKKR controlled approximately 79.2% of the voting power of our outstanding common stock. As a result, AKKR has the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws, and the entering into extraordinary transactions, and the interests of AKKR may not in all cases be aligned with our or your interests.

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

AKKR, our controlling stockholder, is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that would be complementary to our business if we acquired them. Our certificate of incorporation provides that, to the fullest extent permitted by law, none of AKKR or its affiliates, or any of their respective directors, partners, principals, officers, members, managers or employees, including any of the foregoing who serve as our officers or directors (all of whom we refer to as the “Exempted Persons”), has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our affiliates. In addition, to the fullest extent permitted by law, in the event that any Exempted Person is presented with a business opportunity, even if the opportunity is one that we or our affiliates might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so, such Exempted Person has no duty to communicate or offer such business opportunity to us or any of our affiliates. No Exempted Person will be liable to us, any of our affiliates or our stockholders for breach of any fiduciary or other duty, solely by reason of the fact that any such Exempted Person pursues or acquires such business opportunity, sells, assigns, transfers or directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us or any of our affiliates. These provisions could create conflicts of interest and have a material adverse effect on our business, results of operations, financial condition and prospects if attractive business opportunities are allocated by AKKR or another Exempted Person to itself, its affiliates or third parties instead of to us.

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

Future issuances of shares of our Class A common stock, including in connection with acquisitions, or the conversion of a substantial number of shares of our Class B common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in dilution to existing holders of our Class A common stock. Also, to the extent outstanding options to purchase shares of our Class B common stock are exercised or options or other equity-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our Class A common stock.

Anti-takeover provisions in our charter documents and under Washington law could make an acquisition of us difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our Class A common stock.

In addition to AKKR controlling a substantial majority of the voting power of our outstanding common stock, our certificate of incorporation and bylaws contain provisions that could depress the market price of our Class A common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. Among other things, these provisions provide that:

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

Our bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.

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

Section 22 of the Securities Act establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Redmond, Washington. We also lease office space in Charlotte, North Carolina, Richmond Hill, Canada (part of the Greater Toronto Area), Blacksburg, Virginia and Cromwell, Connecticut, as well as in Delhi, Gurugram, Punjab and Bangalore, India. The table below sets forth certain information regarding these properties, all of which are leased.

Location	Type	Square Footage (approximate)	Lease Expiration
Redmond, Washington	Corporate headquarters	36,000	August 30, 2022
Charlotte, North Carolina(1)	Office space	33,500	March 31, 2022
Richmond Hill, Canada	Office space	56,000	March 31, 2031
Richmond Hill, Canada	Office space	4,000	May 31, 2022
Blacksburg, Virginia	Office space	6,000	January 31, 2022
Delhi, India	Office space	4,000	October 23, 2028
Cromwell, Connecticut	Office space	4,000	July 31, 2022
Gurugram, India	Office space	24,500	February 28, 2029
Punjab, India	Office space	12,000	December 31, 2022
Bangalore, India	Office space	4,000	April 17, 2022

(1) We signed a new lease for approximately 27,000 square feet in January 2022, with a term that expires sixty months after the lease commencement date, which is expected to be April 1, 2022.

For leases that are scheduled to expire during the next 12 months, we may negotiate new lease agreements, renew existing lease agreements or relocate to alternate facilities. We believe that our facilities are adequate for our needs and believe that we should be able to renew any of the above leases or secure alternative suitable property without an adverse impact on our operations.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings and subject to claims that arise in the ordinary course of our business, which may include claims relating to contractual disputes, product liability, tort or personal injury, employment, intellectual property or other commercial or regulatory matters. In addition, if current or future government regulations are interpreted or enforced in a manner adverse to us or our business, specifically those with security and privacy laws, we may be subject to enforcement actions, penalties, damages and material limitations on our business. Furthermore, as a public company, we may become subject to stockholder inspection demands under Delaware law and derivative or other similar litigation. Although the results of legal proceedings and claims cannot be predicted with certainty, we believe we are not currently party to any legal proceedings which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Paymentus Holdings, Inc. Class A common stock is listed on the New York Stock Exchange under the ticker symbol “PAY.” There is no established trading market for our Class B common stock.

Holders

As of February 28, 2022, there were 65 holders of record of our Class A common stock and 15 holders of record of our Class B common stock. Because a substantial portion of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our board of directors subject to applicable laws and will depend upon, among other factors, our operating results, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on our capital stock may be limited by any future debt instruments or preferred securities

Use of Proceeds from Public Offering of Common Stock

We filed a registration statement on Form S-1 (File No. 333-255683) for our initial public offering, or IPO, or the Registration Statement, which was declared effective by the SEC on May 25, 2021. On May 28, 2021, we closed the IPO, in which we sold 11,500,000 shares of our Class A common stock, including shares sold in connection with the exercise in full of the underwriters’ option to purchase additional shares, at a price to the public of $21.00 per share for an aggregate offering price of approximately $241.5 million.

Immediately subsequent to the closing of our IPO, entities affiliated with AKKR purchased 2,380,950 shares of our Class A common stock from us at $21.00 per share in a concurrent private placement.

We used approximately $90.1 million of the net proceeds from the IPO in connection with our acquisitions of Payveris and Finovera in September 2021,

No offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus dated May 25, 2021.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the fiscal year ended December 31, 2021 have been previously reported in our filings with the SEC.

Purchases of Equity Securities

Except as previously reported in filings with the SEC, there were no repurchases of equity securities during the year ended December 31, 2021. We do not have any publicly announced or other repurchase plans regarding our Class A common stock.

Stock Performance Graph

The following graph and table compare the total stockholder return from May 26, 2021, the date on which our Class A common stock commenced trading on NYSE through December 31, 2021, based on an initial investment of $100 in each of:

•
our Class A common stock;
•
the Standard and Poor's 500 Stock Index, or S&P 500 Index; and
•
the Standard and Poor's 500 Information Technology Index, or S&P Information Technology.

The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act.

Comparsion of Cumulative Total Return since IPO
$180.00
$150.00
$120.00
$90.00
$100.00
$145.24
$169.05
$138.10
$122.14
$117.33
$121.90
$140.76
$166.57
5/26/2021
5/31/2021
6/30/2021
7/31/2021
8/31/2021
9/30/2021
10/31/2021
11/30/2021
12/31/2021
Paymentus Holdings, Inc.
S&P 500 Index
S&P Information Technology

	May 26, 2021	May 31, 2021	June 30, 2021	July 31, 2021	August 31, 2021	September 30, 2021	October 31, 2021	November 30, 2021	December 31, 2021
Paymentus Holdings, Inc.	$100.00	$145.18	$168.98	$138.04	$122.09	$117.29	$121.86	$140.71	$166.60
S&P 500 Index	100.00	84.08	85.95	87.91	90.45	86.15	92.11	91.34	95.32
S&P Information Technology	100.00	97.08	103.78	107.74	111.44	104.95	113.48	118.28	122.22

We will neither make nor endorse any predictions as to future stock performance or whether the trends depicted in the graph above will continue or change in the future.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, impacts on our business and general economic conditions due to the COVID-19 pandemic, those identified below, those discussed in “Special Note Regarding Forward-Looking Statements” and those discussed in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K.

A discussion of changes in our results of operations from fiscal year 2019 to fiscal year 2020 and a discussion of our liquidity and capital resources for 2019 has been omitted from this Annual Report but may be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of the Years Ended December 31, 2019 and 2020” and “—Liquidity and Capital Resources—Historical Cash Flows" in our final prospectus dated May 25, 2021 and filed with the SEC on May 26, 2021 pursuant to rule 424(b)(4), which is available free of charge on the SECs website at www.sec.gov and our website at https://ir.paymentus.com/home/default.aspx.

Overview

We are a leading provider of cloud-based bill payment technology and solutions. We deliver our next-generation product suite through a modern technology stack to more than 1,700 biller business and financial institution clients. Our platform was used by approximately 21 million consumers and businesses in North America in December 2021 to pay their bills, make money movements and engage with our clients. We serve billers of all sizes that primarily provide non-discretionary services across a variety of industry verticals, including utilities, financial services, insurance, government, telecommunications and healthcare. We also serve financial institutions by providing them with a modern platform that their customers use for bill payment, account-to-account transfers and person-to-person transfers. By powering this comprehensive network of billers and financial institutions, each with their own set of bill payment requirements, we believe we have created an enviable feedback loop that enables us to continuously drive innovation, grow our business and uniquely improve the electronic bill payment experience for participants in the bill payment ecosystem.

Our platform provides our clients with easy-to-use, flexible and secure electronic bill payment experiences powered by an omni-channel payment infrastructure that allows consumers to pay their bills using their preferred payment type and channel. Because our biller platform is developed on a single code base and leverages a SaaS infrastructure, we can rapidly deploy new features and tools to our entire biller base simultaneously. Through a single point of integration to our billers’ core financial and operating systems, our mission-critical solutions provide our billers with a payments operating system that helps them collect revenue faster and more profitably and empower their consumers with the information and transparency needed to control their finances.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic, including its variants, and efforts to control its spread have significantly curtailed the movement of people, goods and services in the United States, where we generate substantially all of our revenue, and worldwide, where we are targeting future growth. It has also caused extreme societal, economic and financial market volatility, resulting in business shutdowns and a global economic downturn. The magnitude and duration of the COVID-19 pandemic and the magnitude and duration of its effect on business activity cannot be predicted with any certainty.

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

We will continue to evaluate the nature and extent of the COVID-19 pandemic’s potential impact on our business, operating results and financial condition. See the section titled “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic, including existing and future variants, could have a material adverse impact on our employees, billers, partners, consumers and other key stakeholders, which could materially and adversely impact our business, operating results and financial condition.”

Components of Results of Operations

Revenue

We generate substantially all of our revenue from payment transaction fees. Transaction fees are fees collected for each transaction processed through our platform, on either a fixed basis or variable basis based on the transaction value, with the actual fees dependent on type of transaction, payment or transaction channel and industry vertical. However, irrespective of these factors, the transaction fees that we receive are generally consistent across transaction types, payment and transaction channels and industry verticals. We receive such transaction fees directly from billers, financial institutions, partners or, in some cases, from consumers as a convenience fee.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue consists of certain direct costs that are directly attributed to processing transactions on our platform. This includes interchange, assessment and network expenses incurred for processing payments as well as costs of servicing our clients through product support, implementations and customer care. Cost of revenue also includes an allocation of hosting and data center costs for our infrastructure and platform environment, telecommunication expenses used by sales and customer support teams and a portion of amortization of capitalized internal-use software development costs and a portion of amortization of intangible assets, including amortization of intangible assets acquired as part of our acquisitions of other businesses. We expect that cost of revenue will increase in absolute dollars, but it may fluctuate as a percentage of revenue from period to period, as our transaction mix changes and we continue to invest in growing our business across all geographical segments, including through the acquisition of other businesses.

There are external factors that impact interchange fees, such as the average transaction amount in a particular month or quarter. For example, hot summers and cold winters tend to increase utility bills, and property taxes result in two larger payments per year, each of which increases our interchange cost.

Gross profit is equal to our revenue less cost of revenue. Gross profit as a percentage of our revenue is referred to as gross margin. Our gross margin has been and will continue to be affected by a number of factors, including average transaction value, payment type and payments and transactions through our IPN.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expenses for sales and marketing personnel, sales commissions, partner fees, marketing program expenses, travel-related expenses and costs to market and promote our platform through advertisements, marketing events, partnership arrangements and direct biller acquisition as well as amortization of intangible assets acquired as part of our acquisitions of other businesses. We expect our sales and marketing expenses to increase in absolute dollars, but they may fluctuate as a percentage of revenue from period to period.

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

Factors Affecting Our Performance

Increased Adoption of Electronic Bill Payment Solutions

As the number of financial transactions online continues to increase, electronic bill payment is becoming a greater share of the bill payment market. We have observed that consumers demand a frictionless electronic bill payment experience and increasingly prefer more flexible and innovative digital payment options. We expect this trend to continue, providing us with a greater opportunity to provide next-generation bill and digital payment technology and power more transactions, further fueling our growth.

Acquiring New Billers and Financial Institutions

Our future growth depends on the continued adoption of our platform by new billers and financial institutions. We intend to continue investing in our efficient go-to-market strategies, increase brand awareness and drive adoption of our platform and products. We had more than 1,700 billers and financial institution clients as of December 31, 2021, including billers of all sizes and across numerous vertical markets and financial institutions of all sizes. Our ability to attract new billers and financial institutions and drive adoption of our platform will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

Expanding Usage of Our Platform with Existing Billers and Financial Institutions

We believe our large base of existing billers and financial institutions represents a significant opportunity for further consumption of our platform. We believe our solutions create a superior experience for consumers and accelerate revenue realization for billers, which drives increased usage of our platform. We intend to continue investing in this value proposition. Leveraging our platform to capture more transactions from our existing biller and financial institution base is expected to organically drive transaction growth at lower cost.

Growing Our Partner Base

We believe there is a significant opportunity to increase the transactions on our platform through expanding our base of software, strategic and IPN partners. While revenue derived from or through our IPN partnerships has not been significant historically, we expect that the revenue contribution from our IPN will grow over time. As our IPN partner base expands, and new partners use our platform to power bill payment experiences within their ecosystems, we expect to organically expand the reach of our platform to millions of new consumers and thereby drive new, revenue-generating transactions to our platform. We intend to invest in the expansion of our partner base, including the addition of new IPN partners, because our ability to secure new partners will have a direct impact on our transaction growth.

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

Transactions Processed

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Transactions processed	280.5	195.0	146.2

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The number of transactions processed during the year ended December 31, 2021 increased approximately 43.8% as compared to 2020. The increase was primarily driven by the addition of new billers and increased transactions from our existing billers.

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

Contribution Profit

We calculate contribution profit as gross profit plus other cost of revenue. Other cost of revenue equals cost of revenue less interchange and assessment fees paid by us to our payment processors.

Adjusted Gross Profit

We calculate adjusted gross profit as gross profit adjusted for non-cash items, primarily stock-based compensation and amortization.

Adjusted EBITDA

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

Free Cash Flow

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

We also urge you to review the reconciliation of these non-GAAP financial measures included below. To properly and prudently evaluate our business, we encourage you to review the consolidated financial statements and related notes included elsewhere in this report and to not rely on any single financial measure to evaluate our business.

Contribution Profit

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Gross profit	$121,380	$92,627	$74,434
Plus: other cost of revenue	37,098	27,876	22,230
Contribution profit	$158,478	$120,503	$96,664

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the year ended December 31, 2021 increased approximately 31.5% as compared to 2020. The increase was primarily driven by the addition of new billers and increased transactions from our existing billers. For 2021, contribution profit increased at a slower rate than transactions due to continued onboarding of larger clients.

Adjusted Gross Profit

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Gross profit	$121,380	$92,627	$74,434
Stock-based compensation	—	—	—
Amortization	6,005	3,513	2,645
Adjusted gross profit	$127,385	$96,140	$77,079

Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization in cost of revenue. The increase in amortization was driven by additional capitalization of software costs as well as amortization of acquired intangibles associated with the acquisition of Payveris and Finovera.

Adjusted EBITDA

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income	$9,300	$13,711	$13,697
Excluding
Interest expense (income), net	6	(52)	(106)
Provision for income taxes	1,066	4,653	4,782
Depreciation and amortization	13,295	8,069	6,001
Foreign exchange loss (gain)	1	116	(2)
Stock-based compensation	3,136	1,994	1,585
Other nonrecurring expenses(1)	2,711	—	—
Adjusted EBITDA	$29,515	$28,491	$25,957

(1) Other nonrecurring expenses consists of indirect costs incurred associated with completion of our IPO.

As adjusted EBITDA is a measure of profitability, it would generally be expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. However, it is essentially flat from 2020 to 2021 due to our investment in sales and marketing and research and development in order to drive future growth of the business as well as the increased costs associated with being a public company and the impact of the Payveris and Finovera acquisitions.

Free Cash Flow

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$19,493	$35,620	$17,511
Purchases of property and equipment	(979)	(458)	(1,040)
Capitalized internal-use software development costs	(19,300)	(14,389)	(10,222)
Free cash flow	$(786)	$20,773	$6,249
Net cash used in investing activities(1)	$(77,809)	$(15,137)	$(13,897)
Net cash provided by (used in) financing activities	$213,487	$(1,358)	$(857)

(1) Net cash used in investing activities includes payments for purchases of property and equipment and costs related to capitalized for internal-use software development, which is also included in our calculation of free cash flow.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)

Revenue	$395,524	$301,767	$235,778
Cost of revenue(1)	274,144	209,140	161,344
Gross profit	121,380	92,627	74,434
Operating expenses
Research and development(1)	34,122	24,510	17,864
Sales and marketing(1)	43,917	31,842	27,989
General and administrative(1)	32,968	17,847	10,210
Total operating expenses	111,007	74,199	56,063
Income from operations	10,373	18,428	18,371
Other income (expense)
Interest (expense) income, net	(6)	52	106
Foreign exchange (loss) gain	(1)	(116)	2
Income before income taxes	10,366	18,364	18,479
Provision for income taxes	(1,066)	(4,653)	(4,782)
Net income	$9,300	$13,711	$13,697
(1)
Stock-based compensation expense was allocated in cost of revenue and operating expenses as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$—	$—	$—
Research and development	517	27	7
Sales and marketing	280	34	12
General and administrative	2,339	1,933	1,566
Total stock-based compensation	$3,136	$1,994	$1,585

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Year Ended December 31,
	2021	2020	2019

Revenue	100.0%	100.0%	100.0%
Cost of revenue	69.3	69.3	68.4
Gross profit	30.7	30.7	31.6
Operating expenses
Research and development	8.6	8.1	7.6
Sales and marketing	11.1	10.6	11.9
General and administrative	8.4	5.9	4.3
Total operating expenses	28.1	24.6	23.8
Income from operations	2.6	6.1	7.8
Other income (expense)
Interest (expense) income, net	—	—	—
Foreign exchange (loss) gain	—	—	—
Income before income taxes	2.6	6.1	7.8
Provision for income taxes	(0.3)	(1.5)	(2.0)
Net income	2.3%	4.6%	5.8%

Comparison of the Years Ended December 31, 2021 and 2020

Revenue

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$395,524	$301,767	$93,757	31.1

The increase in revenue was primarily due to an increase in the number of transactions processed, which was driven by the implementation of new billers and increased transactions from our existing billers, offset by a decrease in the revenue we received per transaction on a blended basis. We believe we will continue to add new billers, increase transactions from our existing billers and add new financial institutions, which we expect to further increase our transactions and revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$274,144	$209,140	$65,004	31.1
Gross profit	$121,380	$92,627	$28,753	31.0
Gross margin	30.7%	30.7%

The increase in cost of revenue was driven by the increase in revenue and transactions processed as cost of revenue consists primarily of interchange fees and processor costs as well as other direct and indirect costs associated with making our platform available to our billers. In addition, the increase includes amortization of intangible assets acquired through the Payveris and Finovera acquisitions. The average payment amount of our transactions during the year ended December 31, 2021 increased slightly as compared to the same period in 2020, resulting in increased interchange fees. However, the range of transaction sizes has grown as we have entered into new channels and industry verticals across different markets.

Gross margin was consistent during the year ended December 31, 2021 as compared to the same period in 2020.

Operating Expenses

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Operating expenses
Research and development	$34,122	$24,510	$9,612	39.2
Sales and marketing	43,917	31,842	12,075	37.9
General and administrative	32,968	17,847	15,121	84.7
Total operating expenses	$111,007	$74,199	$36,808
Percentage of total revenue
Research and development	8.6%	8.1%
Sales and marketing	11.1%	10.6%
General and administrative	8.4%	5.9%
Research and Development Expenses

The increase in research and development expenses was primarily due to an increase in employee-related costs, including benefits due to an increase in headcount as we continued to invest in building and adding additional features and functionality to our platform. Additional contributors to the increased expense were increased hosting costs as we transition from datacenter to the cloud, increased stock-based compensation associated with routine grants to existing employees and additional expense associated with the Payveris and Finovera acquisitions.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to an increase in employee-related costs, including benefits, as we continued to expand our sales and marketing efforts with additional headcount in order to continue to drive our growth. Additional contributors to the increased expense were amortization expense related to the identifiable intangible assets from the Payveris and Finovera acquisitions, increased stock-based compensation associated with routine grants to existing employees and additional expense associated with the Payveris and Finovera acquisitions.

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

Other Income (Loss)

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Interest (expense) income, net	$(6)	$52	$(58)	(111.5)
Foreign exchange (loss) gain	(1)	(116)	115	(99.1)

The decrease in interest income, net was primarily due to interest expense recorded for finance leases offset by interest on the higher cash balance as a result of the IPO.

Income Taxes

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Provision for income taxes	$(1,066)	$(4,653)	$3,587	(77.1)

The change in provision for income taxes as well as the decrease in the Company's effective tax rate, which decreased to 10.4% for the year ended December 31, 2021 as compared to 25.3% for the same period in the prior year, was primarily due to discrete tax adjustments related to the deductibility of stock option exercises offset by nondeductible executive compensation and nondeductible IPO costs in connection with the IPO.

Liquidity and Capital Resources

Sources and Uses of Funds

As of December 31, 2021, we had $168.4 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees and subscriptions. Our principal uses of cash are funding operations, which primarily consist of employee-related costs. Currently, we do not have any material planned capital expenditures in the next 12 months.

In September 2021, we completed the acquisitions of Payveris and Finovera for an aggregate purchase price of $158.4 million, comprised of (i) $90.1 million in cash, of which $0.8 million is being held back by us for a period of twenty-four months following the closing of the Finovera transaction, and (ii) 2,657,776 shares of our Class A common stock with a fair value of approximately $68.3 million, of which 2,494 shares of Class A common stock with an approximate value of $0.06 million remains issuable.

In May 2021, we completed our IPO which resulted in aggregate net proceeds of $224.6 million, after underwriting discounts and commissions of $16.9 million. We also received aggregate proceeds of $50.0 million from a private placement completed concurrently with the IPO, and did not pay any underwriting discounts or commissions with respect to the shares that were sold in the concurrent private placement.

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

Historical Cash Flows

The following table summarizes our consolidated cash flows.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in)
Operating activities	$19,493	$35,620	$17,511
Investing activities	(77,809)	(15,137)	(13,897)
Financing activities	213,487	(1,358)	(857)
Effects of foreign exchange on cash, cash equivalents and restricted cash	(8)	114	36
Net increase in cash, cash equivalents and restricted cash	$155,163	$19,239	$2,793

Net Cash Provided by Operating Activities

Our primary source of operating cash is revenue from payment transaction fees. Our primary uses of operating cash are employee-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners.

Net cash provided by operating activities for the year ended December 31, 2021 was $19.5 million, primarily consisting of our net income of $9.3 million, adjusted for non-cash charges of $13.3 million in depreciation and amortization, $2.5 million in non-cash lease expense related to our operating right-of-use assets, $3.1 million in stock-based compensation, $0.7 million in amortization of contract assets recorded as contra revenue related to the recognition of the warrant issued to JPMC Strategic Investments I Corporation, and net cash outflows of $8.7 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities includes a $14.7 million increase in accounts and other receivables due to higher sales and relative timing of our cash collections, and increase of $0.8 million in income taxes receivable, net and a $2.4 million decrease in operating lease liabilities, due to current period payments on operating leases. These amounts were partially offset by a $7.4 million increase in accounts payable due to the timing of payments, a decrease of $1.3 million in prepaid expenses and an increase of $0.5 million in contract liabilities.

Net cash provided by operating activities for the year ended December 31, 2020 was $35.6 million, primarily consisting of our net income of $13.7 million, adjusted for non-cash charges of $8.1 million in depreciation and amortization, $2.8 million in noncash lease expense related to our operating right-of-use assets, $2.0 million in stock-based compensation, $1.6 million in deferred income taxes, $0.1 million for provision for credit losses and net cash inflows of $7.3 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities includes a $14.6 million increase in accounts payable due in part to a change in processer payment timing from real-time payments such that the transactions are processed on a monthly cadence where we are invoiced in arrears for fees owed, a $2.8 million increase in accrued liabilities due to increased headcount and growth in our business, a decrease of $0.8 million in prepaid expenses and other current assets due the amortization of additional insurance premiums, an increase of $0.2 million in contract liabilities and a decrease in income tax receivables, net of $0.2 million. These amounts were partially offset by an $8.7 million increase in accounts and other receivables due to higher sales and relative timing of our cash collections, and a $2.6 million decrease in operating lease liabilities.

Net Cash Used in Investing Activities

Cash used in our investing activities consists primarily of cash paid for acquisitions, capitalized internal-use software development costs, purchases of property and equipment and intangible assets.

Net cash used in investing activities for the year ended December 31, 2021 consisted of $57.4 million of cash paid for acquisitions, net of cash and restricted cash acquired and contingent consideration, $19.3 million of capitalized internal-use software development costs and $1.1 million of purchases of property and equipment and intangible assets.

Net cash used in investing activities for the year ended December 31, 2020 consisted of $14.4 million of capitalized internal-use software development costs, $0.5 million of purchases of property and equipment and $0.3 million related to the payment of deferred consideration for an acquisition.

Net Cash Provided by (Used in) Financing Activities

Cash provided by (used in) financing activities consists primarily of proceeds from the IPO and private placement and option exercises offset by the redemption of the Series A preferred stock, payment of deferred offering costs related to the IPO, changes in financial institution funds in-transit, and payments on capital lease and other financing arrangements and principal payments on debt.

Net cash provided by financing activities for the year ended December 31, 2021 consisted of proceeds from the IPO of $224.6 million, proceeds from the concurrent private placement of $50.0, an increase in financial institution funds in-transit of $2.0 million, proceeds of $0.8 million from the repayment of a related party loan and proceeds of $0.3 million from the exercise of stock options, offset by $23.0 million for the redemption of the Series A preferred stock, $34.4 million for the payment of dividends on the Series A preferred stock, $4.9 million of payments on finance leases and other financing obligations and $2.0 million of payments of deferred offering costs directly related to our IPO.

Net cash used in financing activities during 2020 consisted of $1.4 million of payments on finance leases and other financing obligations.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and commitments in cash as of December 31, 2021:

		Payments Due by Period:
	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
	(in thousands)

Operating lease liabilities(1)	8,799	1,723	1,679	1,705	3,692
Finance lease liabilities(2)	377	271	106	—	—
Purchase obligations(3)	3,946	1,586	2,344	16	—
	$13,122	$3,580	$4,129	$1,721	$3,692
(1)
Consists of operating lease liabilities for our offices and data centers.
(2)
Consists of finance lease liabilities for equipment.
(3)
Consists of purchase obligations which were not recognized on the balance sheet as of December 31, 2021, related primarily to infrastructure services and IT software and maintenance service costs.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates that we believe have the most significant impact on our consolidated financial statements are described below. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Revenue Recognition

Application of the accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction or an agent can require considerable judgment. We have concluded that we are typically the principal in our payment processing arrangements as we control the service on our platform. We also typically contract directly with our billers and have complete pricing latitude on the processing fees charged to our billers. As such, we bear the credit risk for network fees and transactions charged back to the biller. In circumstances where we have minimum revenue or transaction commitments, determining the appropriate accounting treatment of fixed and variable consideration may require considerable judgement.

We will evaluate our accounts receivable portfolio to determine if an allowance for doubtful accounts is necessary. The development of the allowance for doubtful accounts is based on an expected loss model that considers reasonable and supportable forecasts of future conditions and a review of past due amounts, historical write-off and recovery experience, as well as aging trends affecting specific accounts and general operational factors affecting all accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

We consider current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If circumstances relating to specific billers change or unanticipated changes occur in the general business environment, our estimate of the recoverability of receivables could be further adjusted.

Business Combinations

Upon acquisition of a company, we determine if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed are recorded at fair value. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. The determination of the fair values is based on estimates and judgments made by management. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided we are within the measurement period. If outside of the measurement period, any subsequent adjustments are recorded to the consolidated statement of operations.

Internal-use Software Development Costs

Internal-use software development costs consist of personnel costs, including related benefits, incurred to develop functionality for our platform, as well as certain upgrades and enhancements that are expected to result in enhanced functionality. We capitalize certain software development costs for new offerings as well as upgrades to our existing software platforms. We amortize these development costs over the estimated useful life of three to five years on a straight-line basis. We believe there are two key estimates within the internal-use capitalized software development balance, which are the determination of the useful life of the software and the determination of the amounts to be capitalized.

We determined that a three to five year life is appropriate for our internal-use software based on our best estimate of the useful life of the internally developed software after considering factors such as continuous developments in the technology, obsolescence and anticipated life of the service offering before significant upgrades. Based on our prior experience, internally generated software will generally remain in use for a minimum of three to five years before being significantly replaced or modified to keep up with evolving biller and company needs. While we do not anticipate any significant changes to this three to five year estimate, a change in this estimate could produce a material impact on our financial statements. For example, if we received information that indicated the useful life of all internally developed software was one year rather than three to five, our capitalized software balance would materially decrease and our expense would materially increase.

We determine the amount of internal-use software development costs to be capitalized based on the amount of time spent by our developers on projects. Costs associated with building or significantly enhancing our platforms are capitalized, while costs associated with planning new developments and maintaining our platform are expensed as incurred. There is judgment involved in estimating the stage of development as well as estimating time allocated to a particular project. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.

Valuation of Goodwill and Intangibles

The valuation of assets acquired in a business combination and asset impairment reviews require the use of significant estimates and assumptions. The acquisition method of accounting for business combinations requires us to estimate the fair value of assets acquired and liabilities assumed in an acquired business to allocate purchase price consideration between assets that are depreciated and amortized and goodwill. Impairment testing for assets, other than goodwill requires the comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. Our estimates are based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.

We evaluate goodwill for impairment on an annual basis, or sooner if indicators of impairment exist. Under GAAP, the evaluation of goodwill for impairment allows for a qualitative assessment to be performed. In performing these qualitative assessments, we consider relevant events and conditions, including but not limited to: macroeconomic trends, industry and market conditions, overall financial performance, cost factors, company-specific events, legal and regulatory factors and our market capitalization. If the qualitative assessments indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amounts, we must perform a quantitative impairment test.

Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties, present value techniques of estimated future cash flows, valuation techniques based on multiples of earnings or revenue or a similar performance measure.

Stock-based Compensation

We measure and recognize stock-based compensation expense for all stock-based awards, including grants of restricted stock units, or RSUs, and options to purchase stock granted to employees, outside directors and consultants based on the estimated fair value of the awards on the grant date of the award with the compensation expense recognized on a straight‑line basis over the vesting period of the award. Forfeitures are accounted for in the period in which they occur.

The fair value of an RSU is measured using the market price of our Class A common stock on the date of grant. We estimate grant date fair value for options using the Black-Scholes option pricing model. The determination of the fair value of options on the date of grant using a Black-Scholes option-pricing model is affected by the estimated fair value of our common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

The valuation assumptions were determined as follows:

Fair Value of Underlying Common Stock—Prior to the IPO, our common stock was not yet publicly traded, therefore we estimated the fair value of common stock. Our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting in which awards are approved. These factors included historical and projected financial information, prospects and risks, company performance, various corporate documents, capitalization and economic and financial market conditions. Management, with its third-party valuation firm, also used other economic, industry and market information obtained from other resources considered reliable. After the IPO, we used the publicly quoted price as reported on the New York Stock Exchange as the fair value of our common stock.

Expected Term—The expected life of options granted to employees was determined by using management’s best estimation of exercise activity.

Risk-free Interest Rate—We use a risk-free interest rate in the option valuation model based on U.S. Treasury zero-coupon issues, with remaining terms similar to the expected term of the options.

Expected Volatility—As we do not have extensive trading history for our common stock, the expected volatility is based on the historical volatility of our publicly traded industry peers utilizing a period of time consistent with our estimate of expected term.

Expected Dividend Yield—We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option valuation model.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and deferred tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. The deferred assets and liabilities are measured using the statutorily enacted tax rates anticipated to be in effect when those tax assets and liabilities are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, in assessing the need for a valuation allowance.

Our tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon ultimate settlement with the taxing authority. We recognize interest accrued and penalties related to unrecognized tax benefits in income tax expense. We make adjustments to these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

Emerging Growth Company Status

Section 107 of the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Section 107 of the JOBS Act provides that any decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have elected to use this extended transition period under the JOBS Act until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations through December 31, 2021. However, we may experience higher than expected increases in wages and other compensation costs during 2022 and beyond. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

Our unrestricted cash and cash equivalents consist of bank deposits and money market funds with original maturities of three months or less. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. In addition, we have no variable interest rate indebtedness. As of December 31, 2021, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents, investment portfolio or expenses.

Foreign Currency Exchange Risk

Certain of our operations are conducted in foreign currencies. While we have generated substantially all of our revenue from billers in the United States, we have foreign currency risks related to revenue denominated in other currencies, such as the Canadian dollar. In addition, we have significant operations outside of the United States, particularly in Canada and India, where expenses are denominated in the local currency. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions, although we may do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other applicable currencies would have a material effect on operating results.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Paymentus Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paymentus Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 3, 2022

We have served as the Company’s auditor since 2020.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$168,386	$46,666
Restricted funds held for financial institutions	33,443	—
Accounts and other receivables, net of allowance of $102 and $100	43,935	28,034
Income tax receivable	2,488	2,011
Prepaid expenses and other current assets	8,184	3,117
Total current assets	256,436	79,828
Property and equipment, net of accumulated depreciation and amortization of $4,791 and $3,760	2,044	1,772
Capitalized internal-use software development costs, net	30,888	20,963
Intangible assets, net	42,088	296
Goodwill	129,413	13,205
Operating lease right-of-use assets	7,703	8,322
Deferred tax asset	163	270
Other long-term assets	4,207	218
Total assets	$472,942	$124,874
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,748	$16,825
Accrued liabilities	12,491	10,201
Financial institution funds in-transit	33,443	—
Operating lease liabilities	1,456	3,010
Contract liabilities	2,173	612
Income tax payable	122	463
Total current liabilities	74,433	31,111
Deferred tax liability	3,318	3,499
Operating leases, net of current portion	6,463	5,476
Contract liabilities, net of current portion	1,713	—
Finance leases and other finance obligations, net of current portion	883	412
Total liabilities	86,810	40,498
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 5,000,000 and zero shares authorized as of December 31, 2021 and 2020, respectively, none issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class A common stock, $0.0001 par value per share, 883,950,000 and zero shares authorized as of December 31, 2021 and 2020, respectively; 17,251,079 and zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	—
Class B common stock, $0.0001 par value per share, 111,050,000 and zero shares authorized as of December 31, 2021 and 2020, respectively; 103,388,082 and zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	11	—
Series A preferred stock, par value $0.01 per share; zero and 50,000 shares authorized as of December 31, 2021 and 2020, respectively; zero and 23,333 shares issued as of December 31, 2021 and 2020, respectively; zero and 23,013 shares outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.005 par value per share; zero and 150,000,000 shares authorized as of December 31, 2021 and 2020, respectively; zero and 104,785,651 shares issued as of December 31, 2021 and 2020, respectively; and zero and 103,479,239 shares outstanding as of December 31, 2021 and 2020, respectively	—	517
Treasury stock at cost, zero and 320 Series A preferred shares; and zero and 1,306,412 common shares as of December 31, 2021 and 2020, respectively	—	(579)
Additional paid-in capital	356,017	29,175
Accumulated other comprehensive income	168	216
Retained earnings	29,935	55,047
Total stockholders’ equity	386,132	84,376
Total liabilities and stockholders' equity	$472,942	$124,874

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$395,524	$301,767	$235,778
Cost of revenue	274,144	209,140	161,344
Gross profit	121,380	92,627	74,434
Operating expenses
Research and development	34,122	24,510	17,864
Sales and marketing	43,917	31,842	27,989
General and administrative	32,968	17,847	10,210
Total operating expenses	111,007	74,199	56,063
Income from operations	10,373	18,428	18,371
Other income (loss)
Interest (expense) income, net	(6)	52	106
Foreign exchange (loss) gain	(1)	(116)	2
Income before income taxes	10,366	18,364	18,479
Provision for income taxes	(1,066)	(4,653)	(4,782)
Net income	$9,300	$13,711	$13,697
Undeclared dividends on Series A preferred stock	(2,258)	(5,186)	(4,697)
Net income attributable to common stock	$7,042	$8,525	$9,000
Net income per share attributable to common stock
Basic	$0.06	$0.08	$0.09
Diluted	$0.06	$0.08	$0.08
Weighted-average number of shares used to compute net income per share attributable to common stock
Basic	112,763,261	103,479,239	103,469,238
Diluted	118,821,925	106,207,883	106,350,473

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$9,300	$13,711	$13,697
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	(48)	67	16
Comprehensive income	$9,252	$13,778	$13,713

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A				Additional			Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income	Equity

Balances at December 31, 2018	22,972	$—	103,380,579	$517	$25,496	$(579)	$27,639	$133	$53,206
Issuance of shares	41	—	98,660	—	100	—	—	—	100
Stock-based compensation	—	—	—	—	1,585	—	—	—	1,585
Related party loan receivable	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	16	16
Net income	—	—	—	—	—	—	13,697	—	13,697
Balances at December 31, 2019	23,013	$—	103,479,239	$517	$27,181	$(579)	$41,336	$149	$68,604
Stock-based compensation	—	—	—	—	1,994	—	—	—	1,994
Related party loan receivable	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	67	67
Net income	—	—	—	—	—	—	13,711	—	13,711
Balances at December 31, 2020	23,013	$—	103,479,239	$517	$29,175	$(579)	$55,047	$216	$84,376
Issuance of Class A common stock in connection with initial public offering and private placement, net of offering costs, underwriting discounts and commissions	—	—	13,880,950	1	272,633	—	—	—	272,634
Conversion of common stock to Class B common stock in connection with initial public offering	—	—	—	(506)	506	—	—	—	—
Redemption of Series A preferred stock in connection with initial public offering	(23,013)	—	—	—	(23,013)	—	(34,412)	—	(57,425)
Issuance of warrant	—	—	—	—	4,802	—	—	—	4,802
Retirement of treasury stock in connection with initial public offering	—	—	—	—	(579)	579	—	—	—
Issuance of Class A common stock for acquisitions	—	—	2,655,252	—	68,229	—	—	—	68,229
Issuance of Class A common stock for stock option exercises	—	—	616,220	—	315	—	—	—	315
Issuance of Class B common stock for stock option exercises	—	—	7,500	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,136	—	—	—	3,136
Repayment of related party loan receivable	—	—	—	—	813	—	—	—	813
Other comprehensive loss	—	—	—	—	—	—	—	(48)	(48)
Net income	—	—	—	—	—	—	9,300	—	9,300
Balances at December 31, 2021	—	$—	120,639,161	$12	$356,017	$—	$29,935	$168	$386,132

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$9,300	$13,711	$13,697
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,295	8,069	6,001
Deferred income taxes	(660)	1,638	1,279
Stock-based compensation	3,136	1,994	1,585
Non-cash lease expense	2,497	2,802	—
Amortization of contract asset	669	—	—
Provision for credit losses	106	100	—
Change in operating assets and liabilities, net of impact of business combination
Accounts and other receivables	(14,736)	(8,689)	(5,070)
Prepaid expenses and other current and long-term assets	1,346	840	208
Accounts payable	7,380	14,636	(596)
Accrued liabilities	(44)	2,759	2,131
Operating lease liabilities	(2,443)	(2,641)	—
Contract liabilities	474	184	(323)
Income taxes receivable, net of payable	(827)	217	(1,401)
Net cash provided by operating activities	19,493	35,620	17,511
Cash flows from investing activities
Business combinations, net of cash and restricted cash acquired	(57,400)	(290)	(1,370)
Other intangible assets acquired	(130)	—	(1,265)
Purchases of property and equipment	(979)	(458)	(1,040)
Capitalized internal-use software development costs	(19,300)	(14,389)	(10,222)
Net cash used in investing activities	(77,809)	(15,137)	(13,897)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriter's discounts and commissions	224,595	—	—
Proceeds from private placement	50,000	—	—
Redemption of Series A preferred stock	(23,013)	—	—
Payment of dividends on Series A preferred stock	(34,412)	—	—
Proceeds from repayment of related party loan	813	—	—
Proceeds from exercise of stock options	315	—	—
Financial institution funds in-transit	1,984	—	—
Payments of deferred offering costs	(1,961)	—	—
Payments on other financing obligations	(4,562)	(1,035)	(675)
Payments on finance leases	(272)	(323)	(196)
Proceeds from issuance of common shares	—	—	59
Proceeds from issuance of Series A preferred shares	—	—	41
Payment on debt assumed in acquisitions	—	—	(86)
Net cash provided by (used in) financing activities	213,487	(1,358)	(857)
Foreign currency effect on cash, cash equivalents and restricted cash	(8)	114	36
Net increase in cash, cash equivalents and restricted cash	155,163	19,239	2,793
Cash, cash equivalents and restricted cash
Beginning of period	46,666	27,427	24,634
End of period	$201,829	$46,666	$27,427
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$2,487	$2,891	$4,735
Non-cash investing activities:
Fair value of Class A common stock issued for acquisitions	$68,229	$—	$—
Property and equipment purchases in accounts payable	268	7	16
Business acquisition liability in accrued liabilities and finance leases and other finance obligations, net of current portion	813	—	290
Non-cash financing activities:
Prepaid insurance funded through short-term borrowings	$5,756	$1,389	$860
Issuance of warrant	4,802	—	—
Property and equipment acquired through finance lease liabilities	—	814	—
Intangibles acquired through other financing obligations	—	55	—

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
The below table reconciles cash, cash equivalents, and restricted cash in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:
Cash and cash equivalents	$168,386	$46,666	$27,427
Restricted funds held for financial institutions	33,443	—	—
Total cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$201,829	$46,666	$27,427

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Stock Split

On May 10, 2021, the Company effected a 5-for-1 forward stock split of its common stock. In connection with the forward stock split, each issued and outstanding share of common stock, automatically and without action on the part of the holders, became five shares of common stock. The par value per share of common stock was not adjusted. All share, per share and related information presented in the consolidated financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the impact of the stock split.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated upon consolidation.

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

Foreign Currency

The reporting currency of the Company is the United States Dollar. The Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated using the exchange rates at the balance sheet date. Revenue and expenses are translated at average exchange rates during the period. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) or (“AOCI”) as a component of stockholders' equity, and related periodic movements are summarized as a line item in the consolidated statements of comprehensive income. Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as foreign exchange gain (loss) in the consolidated statements of operations.

Revenue Recognition

The Company generates revenue primarily from payment transaction fees processed through the Company’s platform. The fees are generated as a percentage of transaction value or a specified fee per transaction. For biller transactions the actual fees are dependent on payment type, payment channel or industry vertical. The payment transaction fees are received directly (i) from billers, who absorb the cost, or from customers in the form of a convenience-type fee, or (ii) from financial institutions. Transaction fees are collected for each completed transaction processed through the platform. The Company also earns other revenue, which primarily consists of maintenance revenue and subscription revenue. Other revenue represented approximately 1.2%, 1.4% and 1.4% of total revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

Contract Assets

Contract assets include unbilled amounts typically resulting from arrangements whereby complete satisfaction of a performance obligation and the right to payment are conditioned on completing additional tasks or services. In addition, the Company recorded a contract asset in connection with a warrant agreement with a customer that was signed in May 2021. Following the guidance in ASC 606, the Company accounts for consideration payable in the form of warrants to a customer as a reduction of the transaction price and therefore, of revenue. The Company has estimated the transaction price related to the revenue for this customer inclusive of the estimated value of the warrants earned and expected to be earned over the term of the contract.

Contract Liabilities

Contract liabilities relate to fees billed in advance of services provided. The terms of the contract normally require the customer to pay a fixed monthly fee for hosting and maintenance, plus a nonrefundable up-front fee for set-up, integration services, and data conversion at contract inception. The non-refundable up-front fees are typically billed in advance of services provided and are recorded as contract liability in the consolidated balance sheets. These fees are amortized ratably over the term of the agreement and recognized as revenue. The fixed monthly fee is for a promised service of hosting and maintenance. These services are provided over the same period and have the same pattern of transfer to the customer as the payment processing services. They are both stand-ready obligations satisfied ratably over the contractual period, and assessed as a single performance obligation. Therefore, they are recognized in the same manner as the variable consideration.

Assets Recognized From the Costs to Obtain a Contract With a Customer

The Company capitalizes certain costs to obtain contracts with customers, including employee sales commissions, when the commission is tied to new sales and is therefore considered an incremental cost of obtaining a customer. At contract inception, the Company capitalizes commission costs that the Company expects to recover and that would not have been incurred if the contract had not been obtained. Capitalized costs to obtain contracts of $0.1 million are included in prepaid expenses and other current and long-term assets in the consolidated balance sheets. Some of the Company’s sales compensation paid to the sales force is earned based on the margins earned from the contract over the contract term and is contingent on continued employment with the Company by the salesperson. Sales commissions tied to key operating metrics other than new sales, are not considered incremental costs of obtaining a customer and are expensed in the same period as they are earned, rather than being capitalized. The Company records commission expense within sales and marketing expense in the consolidated statements of operations.

Amortization of capitalized commissions to obtain customer contracts is included in sales and marketing expense in the consolidated statements of operations. The Company utilizes a straight-line method as it best depicts the pattern of transfer of the goods or services to the customer. The Company amortizes these assets over the expected period of benefit, which is typically three to five years. The Company evaluates contract costs for impairment by comparing, on a pooled basis, the expected future net cash flows from underlying customer relationships to the carrying amount of the capitalized contract costs

Cost of Revenue

Cost of revenue consists primarily of interchange and assessment fees, processing fees and bank settlement fees paid to third-party payment processors and financial institutions, and personnel-related costs associated with the Company’s customer support teams, including salaries, benefits, and bonuses. Cost of revenue also includes an allocation of hosting and datacenter costs for the Company’s infrastructure and platform environment, telecommunication expenses used by sales and customer support teams, a portion of amortization of capitalized internal-use software development costs, and a portion of amortization of intangible assets acquired through acquisition.

Research and Development Costs

Research and development costs are expensed as incurred, unless they qualify as internal-use software development costs. Research and development expenses consist primarily of employee-related expenses associated with the Company’s research and development staff, including salaries, benefits, stock-based compensation and bonuses.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statement of operations. These costs were $1.5 million, $0.5 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining its provision for income taxes and deferred tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. The deferred assets and liabilities are measured using the statutorily enacted tax rates anticipated to be in effect when those tax assets and liabilities are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.

The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. The

Company makes adjustments to these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results.

Stock-based Compensation

The Company measures and recognizes stock-based compensation expense for all stock-based awards, including grants of restricted stock units ("RSUs") and options to purchase stocks granted to employees, outside directors and consultants based on the estimated fair value of the awards on the grant date of the award. The Company estimates the grant date fair value for options using the Black-Scholes option pricing model. The determination of the grant-date fair value using an option-pricing model is affected by the fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The fair value of an RSU is measured using the market price of the Company's Class A common stock on the date of grant. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the awards that have vested. Forfeitures are accounted for in the period in which they occur. All compensation expense is recorded in operating expenses in the consolidated statements of operations based on the recipient grant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less when purchased to be cash equivalents, which are composed of primarily bank deposits and government issued securities.

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwarding such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $47.4 million and $20.5 million as of December 31, 2021 and December 31, 2020, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the years ended December 31, 2021, 2020 and 2019. One customer accounted for more than 10% of accounts receivable as of December 31, 2021, and no customer accounted for more than 10% of accounts receivable as of December 31, 2020.

Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•
Level 1 inputs - unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date;
•
Level 2 inputs - other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability; and
•
Level 3 inputs - unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying amounts reflected in the consolidated balance sheets for accounts receivable, and accounts payable approximate their respective fair values due to the short maturities of those instruments.

Accounts and Other Receivables and Allowance for Credit Losses

Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company will evaluate its accounts receivable portfolio to determine if an allowance for credit losses is necessary. The development of the allowance for credit losses is based on an expected loss model that considers reasonable and supportable forecasts of future conditions and a review of past due amounts, historical write-off and recovery experience. Past due balances over 90 days and over a specified amount are reviewed individually for collectability and all other balances are reviewed as a portfolio. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet exposure related to its customers. Other receivables included $2.5 million and $2.4 million in rebates related to interchange fees for the years ended December 31, 2021 and 2020, respectively.

The changes in the allowance for credit losses were as follows (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2019	$—
Charge-offs	—
Recoveries	—
Provision for credit losses	100
Balance as of December 31, 2020	$100
Charge-offs	(104)
Recoveries	—
Provision for credit losses	106
Balance as of December 31, 2021	$102

Deferred Offering Costs

Deferred offering costs, which consist of direct incremental legal and accounting fees, relating to the Company’s IPO, were initially capitalized and included in prepaid expenses and other current assets on the consolidated balance sheets. Upon consummation of the IPO in May 2021, the Company reclassified $2.0 million of deferred offering costs to additional paid-in capital offsetting the IPO proceeds. There were no material deferred offering costs recorded as of December 31, 2020.

Internal-use Software Development Costs

The Company capitalizes qualifying internal-use software development costs related to its platform. The costs consist of personnel costs (including related benefits) that are incurred during the application development stage, as well as implementation costs incurred to fulfill our contracts with customers as they (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy the performance obligation under the contract, and (3) are expected to be recovered through revenues generated under the contract. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post implementation operating activities are expensed as incurred. During the years ended December 31, 2021, 2020 and 2019 the Company capitalized $19.3 million, $14.4 million and $10.2 million in software development costs, respectively.

Capitalized costs are amortized over the estimated useful life of the software, which management estimated to be a range of three to five years, and are recorded on a straight-line basis, which represents the manner in which the expected benefit will be derived. Amortization expense is recorded in cost of revenue and operating expenses in the consolidated statement of operations aligned with the internal organizations that are the primary beneficiaries of such assets. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $4.9 million, $3.5 million and $2.0 million of amortization expense in cost of revenue, and $4.5 million, $3.0 million and $2.0 million of amortization expense in operating expenses, respectively.

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset as follows:

Computer equipment.................................................................. 3 years

Furniture and fixtures ................................................................. 5 years

Automobile ................................................................................. 5 years

Leasehold improvements are amortized over the shorter of estimated useful life or the remaining lease term. Expenses that improve an asset or extend its remaining useful life are capitalized. Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation, is removed from the accounts and any resulting gain or loss is reflected in other income (loss) in the consolidated statements of operations. Costs of maintenance or repairs that do not extend the lives of the respective assets are expensed as incurred.

Business Combination

The purchase price of an acquisition is allocated to the tangible and intangible assets and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of total consideration over the fair values of the assets acquired and the liabilities assumed is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded in the consolidated statements of operations.

Impairment of Long-lived Assets (Including Goodwill and Intangible Assets)

Long-lived assets with finite lives include property and equipment, capitalized internal-use software development costs, and acquired intangible assets. The Company evaluates long-lived assets, including intangible assets and capitalized internal-use software development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group.

Goodwill is not amortized but rather tested at the reporting unit level for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company has three reporting units. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. See Note 6 for more information regarding the carrying value of goodwill by reporting unit.

In performing this qualitative assessment, the Company considers the following circumstances as well as others:

•
Changes in general macroeconomic conditions such as a deterioration in general economic conditions; limitations on accessing capital; or other developments in equity and credit markets;
•
Changes in industry and market conditions such as a deterioration in the environment in which the

Company operates; an increased competitive environment; a decline in market-dependent multiples or metrics (in both absolute terms and relative to peers); a change in the market for an entity’s products or services; or a regulatory or political development;

•
Changes in cost factors that have a negative effect on earnings and cash flows; and
•
Decline in overall financial performance (for both actual and expected performance).

The Company completed its annual goodwill impairment test as of November 30, 2021 using a qualitative assessment. The Company did not recognize any impairment of goodwill during the years ended December 31, 2021 or 2020.

Leases

The Company classifies leases as either operating or financing at inception and as necessary at modification. Leased assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not obtain and control its right to use the identified asset until the lease commencement date.

Although it may have a right and an obligation to exchange lease payments for a leased asset from the date of inception, the Company is unlikely to have an obligation to make lease payments before the asset is made available for use; therefore, lease classification, recognition, and measurement are determined at the lease commencement date.

The Company made accounting policy elections, including a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e., leases with expected terms of 12 months or less), and an accounting policy to account for lease and certain non-lease components as a single component for certain classes of assets other than computer equipment leases. For computer equipment leases, the Company has agreements with lease and non-lease components, which are accounted for separately. For these agreements, lease payments are allocated between the lease and non-lease components based on the relative stand-alone price of these components.

The Company has leases for office facilities, computer equipment, and data centers. The Company’s leases have remaining initial lease terms of less than one year to approximately ten years, some of which include options to extend the leases for up to 4 years, and some of which include options to terminate the leases.

Operating leases are included in operating lease ROU assets, and operating lease liabilities on the Company’s consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. The operating lease ROU asset also includes any initial direct costs, lease payments made prior to lease commencement, and lease incentives received. The Company’s lease terms are the noncancelable period including any rent-free periods provided by the lessor and may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and upon modification or remeasurement, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Lease cost for lease payments is recognized on a straight-line basis over the lease term.

Leased property under finance leases are included in property and equipment, net. Finance lease liabilities are included within accrued liabilities, and finance lease and other finance obligations, net of current portion on the Company’s consolidated balance sheets. Property and equipment under finance leases is generally amortized over the lease term and is included in general and administrative expenses. The interest on the finance lease liabilities is included in interest income, net.

Judgment is required when determining whether any of the Company’s data center contracts contain a lease. The Company concluded a lease exists when the asset is specifically identifiable, substantially all the economic benefit of the asset is obtained, and the right to direct the use of the asset exists during the term of the lease.

Treasury Stock

The Company accounts for treasury stock acquisitions using the cost method. The Company accounts for the retirement of treasury stock by deducting its par value from common stock or Series A preferred stock and reflecting any excess of cost over par value as a deduction from additional paid-in capital in the consolidated balance sheets.

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

Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board, ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes in order to reduce cost and complexity of its application. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this standard on January 1, 2021. Adoption of this standard did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance on January 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”) (“ASU 2016-02”).The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. ASU 2016-02 requires the recognition on the balance sheet of a lease liability to make lease payments by lessees and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance will also require significant additional disclosure about the amount, timing and uncertainty of cash flows from leases. The new lease guidance is effective for periods beginning after December 15, 2018 for public entities and January 1, 2021 for non-public companies. The Company early adopted this standard beginning January 1, 2020, using the modified retrospective approach as discussed above. For additional information, see Note 7 – Leases.

Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"). ASU 2021-08 will require companies to apply the definition of a performance obligation under ASU 2014-09, Revenue from contracts with customers (“Topic 606”) to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASU Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
3. Revenue, Performance Obligations and Contract Balances

Pursuant to ASC 606, the Company evaluates the services promised in contracts with customers at contract inception, and identifies a performance obligation for each promise to transfer a service that is distinct. For the payment transaction services, the promise to the customer is that the Company stands ready to process payment transactions the customer requests on a daily basis over the contract term. Since the timing and quantity of transactions to be processed by Paymentus is not determinable, the Company views payment services to comprise an obligation to stand ready to process as many transactions as the customer requests. Under a stand-ready obligation, the evaluation of the nature of a performance obligation is focused on each time increment rather than the underlying activities. Therefore, the Company views payment services to comprise a series of distinct days of service that are substantially the same and have the same pattern of transfer to the customer. Accordingly, the promise to stand ready is accounted for as a single-series performance obligation.

ASC 606 requires that the Company determines for each customer arrangement whether revenue should be recognized at a point in time or over time. Substantially all of the Company’s revenues are recognized over time. The majority of the payment transaction services are priced as a percentage of transaction value or a specified fee per transaction. Given the nature of the promise based on unknown quantities or outcomes of services to be performed over the contract term, the total consideration is determined to be variable consideration. The variable consideration for the Company’s payment service is usage-based and, therefore, it specifically relates to the Company’s efforts to satisfy its payment services obligation. The variability is satisfied each day the service is provided to the customer. The Company directly assigns variable fees to the distinct day of service to which it relates, by considering the services performed each day. Therefore, Paymentus measures revenue for its payment service on a daily basis based on the services that are performed on that day and recognizes revenue once the transaction is complete.

The initial term of customer contracts is typically between three to five years. Termination provisions vary by customer, however the majority of customers may not terminate their contract early without penalty. Some of the contracts include tiered pricing, based primarily on volume. The fee charged per transaction is adjusted up or down if the volume processed for a specified period is different from prior period defined volumes. The Company has concluded that this volume-based pricing approach does not constitute a future material right since the discount is within a range typically offered to a class of customers with similar volume. In addition, some contracts include prescribed annual or monthly minimums, penalties for early termination, and service level agreements that may affect contractual fees if specific service levels are not achieved. The Company has determined that these processing services represent a stand-ready obligation comprising a series of distinct days of services that are substantially the same and have the same pattern of transfer to the customer.

The Company also has partner agreements, some of which contain guaranteed revenue or transaction minimum commitments and revenue sharing arrangements. Because of these minimum commitments, the Company has to evaluate the agreements to determine the fixed and variable consideration and the amount of revenue to be recognized. For the minimum commitments, the Company records the fixed consideration ratably over the commitment period and the variable consideration to the extent that the Company believes that the variable consideration is not constrained. The revenue recorded for these arrangements is net of any revenue sharing with the customer, which is typically determined based on a calculation of revenue less certain fees incurred by the Company, as defined in the agreement.

The Company recognizes fees charged to customers primarily on a gross basis as transaction revenue when the Company is the principal in respect of completing a payment transaction. In order to provide payment services, the Company routes and clears each transaction through the applicable payment network. The Company obtains authorization for the transaction and requests funds settlement from the card issuing financial institution through the payment network. When third parties are involved in the transfer of goods or services to customers, the Company considers the nature of each specific promised good or service and applies judgment to determine whether the Company controls the good or service before it is transferred to the customer or whether the Company is acting as an agent of the third party. To determine whether or not the Company controls the good or service before it is transferred to the customer, the Company assesses indicators including whether the Company or the third party is primarily responsible for fulfillment and which party has discretion in determining pricing for the good or service, as well as other considerations. Based on an assessment of these indicators, the Company has concluded that the Company bears primary responsibility for the fulfillment of the payment service with the majority of the customers, contracts directly with customers, controls the product specifications, and defines the value proposal from the Company’s services. The Company therefore bears full margin risk when completing a payment transaction, and on that basis, controls those services prior to being transferred to the customer. The interchange fees charged by the card issuing financial institutions and the fees charged by the payment networks are recognized as transaction expense within cost of revenue in the consolidated statements of operations.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. As permitted by ASC 606, the Company has elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. As described above, most significant performance obligations consist of variable consideration under a stand-ready series of distinct days of service. Such variable consideration meets the specified criteria for the disclosure exclusion; therefore, the majority of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied is variable consideration that is not required for this disclosure.

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Year Ended December 31,
	2021	2020	2019
Payment transaction processing revenue	$390,703	$297,494	$232,379
Other	4,821	4,273	3,399
Total revenue	$395,524	$301,767	$235,778

Remaining Performance Obligations

ASU Topic 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts.

As of December 31, 2021, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $3.9 million, which the Company expects to recognize over 90% within the next two years. The timing of revenue recognition within the next year is largely dependent upon the go-live dates of the Company's contracts.

As of December 31, 2021, the Company has contractual rights under its commercial agreements to receive $33.4 million of fixed consideration related to the future minimum revenue or transaction guarantees through March 2026. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Balances

The contract asset balance at December 31, 2021 was $5.6 million of which $1.7 million was included in prepaid expenses and other current assets and $3.9 million was included in other long-term assets in the consolidated balance sheets. There were no contract assets recorded as of December 31, 2020. During the year ended December 31, 2021, the Company reduced revenue and the related contract assets by $0.9 million.

The Company recorded $3.9 million and $0.6 million of contract liabilities in the consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively, of which $2.8 million is related to acquisitions during the year ended December 31, 2021 and the remaining related to legacy contracts obtained from prior acquisitions associated with the Company’s insignificant other revenue stream and other payments the Company received in advance for services. The change in the contract liabilities is primarily the result of the Payveris acquisition and timing differences between payment from the customer and the Company’s satisfaction of each performance obligation. The revenue recognized that was included in the contract liabilities balance at the beginning of each of the years ended December 31, 2021 and 2020 was $0.6 million and $0.5 million, respectively.

4. Business Combinations

Payveris, LLC

On September 1, 2021, the Company completed its acquisition of Payveris, LLC ("Payveris") by acquiring all outstanding equity interests for a total purchase price of approximately $145.5 million, comprised of $85.1 million in cash and 2,364,270 shares of the Company's Class A common stock with a fair value of approximately $60.4 million, of which 2,494 shares of the Company's Class A common stock with an approximate value of $0.06 million are subject to final issuance and is currently recorded in accrued liabilities in the consolidated balance sheets. Payveris is a payments processing company for financial institutions. The acquisition is expected to increase the addressable market opportunity for the Company's existing solutions while also enhancing Payveris’ platform with real-time capabilities, enhanced electronic bill presentment and additional payment options for banks, credit unions and financial institutions of all sizes.

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

Accounts receivable	$1,026
Prepaid expenses and other current assets	237
Intangible assets, includes software acquired	38,498
Property and equipment	77
Goodwill	108,950
Restricted funds held for financial institutions	31,459
Financial institution funds in-transit	(31,459)
Accounts payable	(194)
Accrued liabilities	(265)
Deferred revenue	(2,805)
Total	$145,524

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the net assets acquired and goodwill within the twelve months measurement period, if necessary. The Company recorded a measurement period adjustment of $8.5 million during the fourth quarter of 2021 to decrease trademarks and increase goodwill related to the refinement of inputs of the acquisition valuation.

The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Payveris and the assembled workforce. The goodwill is deductible for income tax purposes.

The fair values and estimated useful lives of the acquired intangible assets by category were as follows (in thousands, except years):

	Fair Value	Useful Life (Years)
Customer Relationships	$26,154	8.0
Trademarks	3,993	4.0
Developed Technology	8,102	4.0
Total	$38,249

Finovera, Inc.

On September 2, 2021, the Company completed its acquisition of Finovera by acquiring all outstanding shares for a total purchase price of approximately $12.9 million, net of cash acquired, comprised of $5.0 million in cash of which $0.8 million is being held back by the Company for a period of twenty-four months following the transaction closing date and is recorded in finance leases and other finance obligations, net of current portion in the consolidated balance sheets, and 293,506 shares of the Company's Class A common stock with a fair value of approximately $7.9 million. Finovera is a bill aggregation technology provider for financial institutions. The acquisition of Finovera is expected to increase the addressable market opportunity for the Company's biller and financial institution solutions by, among other things, increasing the availability of certain bill data.

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

Cash	$65
Accounts receivable	267
Intangible assets	6,048
Prepaid expenses and other	39
Goodwill	7,266
Accounts payable	(85)
Accrued liabilities	(72)
Deferred taxes	(588)
Total	$12,940

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

The revenue and expenses of the acquired businesses have been included in the Company's consolidated financial results since the acquisition date. Revenues and expenses related to these acquisitions and pro forma results of operations have not been presented for the years ended December 31, 2021 and 2020 because the effects of these acquisitions was not material to the Company's overall operations.

The Company incurred costs related to these acquisitions of approximately $1.7 million for the year ended December 31, 2021. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the consolidated statements of operations.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Computer equipment	$4,934	$4,368
Furniture and fixtures	1,456	976
Leasehold improvements	445	183
Automobile	—	5
Total property and equipment	6,835	5,532
Less: Accumulated depreciation and amortization	(4,791)	(3,760)
Property and equipment, net	$2,044	$1,772

Depreciation and amortization expense recorded for property and equipment was $1.1 million, $1.0 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

6. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	United States	Other	Total
Balance as of December 31, 2019	$12,303	$917	$13,220
Foreign currency translation adjustments	—	(15)	(15)
Balance as of December 31, 2020	$12,303	$902	$13,205
Goodwill acquired(1)	116,216	—	116,216
Foreign currency translation adjustments	—	(8)	(8)
Balance as of December 31, 2021	$128,519	$894	$129,413

(1) The goodwill acquired in the year ended December 31, 2021 is related to the Payveris and Finovera acquisitions. See Note 4.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$20,837	$(8,655)	$12,182	4.0
License	2,652	(2,652)	—	—
Customer relationship	33,830	(8,021)	25,809	8.0
Software	893	(456)	437	3.0
Trademark	4,193	(533)	3,660	4.0
Total	$62,405	$(20,317)	$42,088

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$7,579	$(7,460)	$119	7.0
License	2,652	(2,652)	—	—
Customer relationship	6,782	(6,782)	—	—
Software	532	(355)	177	3.0
Non-compete	330	(330)	—	—
Trademark	200	(200)	—	—
Total	$18,075	$(17,779)	$296

Amortization expense of intangible assets was $2.9 million, $0.6 million and $1.4 million for the years ended December 31, 2021, 2020 and 2019 respectively.

As of December 31, 2021, future amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2022	$8,246
2023	8,042
2024	7,658
2025	6,156
2026	3,269
Thereafter	8,717
Total future amortization expense	$42,088

7. Leases

The Company enters into operating and finance leases, primarily related to rental of office space, equipment and data centers. Both operating and finance leases have remaining lease terms which range from less than one year to ten years, and often include one or more renewal or termination options. These options are not included in the determination of the lease term at commencement unless it is reasonably certain that the Company will exercise the option. During the year ended December 31, 2021, the Company recorded approximately $2.5 million for an additional right-of-use asset and related operating lease liability for an office lease that commenced in April 2021.

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$2,847	$3,026
Finance lease cost
Depreciation expense	272	302
Interest on finance lease liabilities	16	23
Total finance lease cost	288	325
Short-term lease cost	1,063	345
Total lease cost	$4,198	$3,696

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$2,755	$2,652
Operating cash flows for finance leases	16	23
Financing cash flows for finance leases	272	323
Right-of-use assets obtained in exchange of operating lease obligations	2,550	7,678
Property and equipment obtained in exchange of finance lease obligations	—	814

Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term (years)
Operating leases	8.3	6.7
Finance leases	1.2	2.2
Weighted-average discount rate
Operating leases	2.82%	2.98%
Finance leases	3.24%	3.24%

The total remaining lease payments under non-cancelable operating and finance leases as of December 31, 2021 were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2022	$1,723	$271
2023	843	106
2024	836	—
2025	847	—
2026	858	—
Thereafter	3,692	—
Total minimum lease payments including interest	$8,799	$377
Less imputed interest	(880)	(11)
Total lease liabilities	$7,919	$366

In January 2022, the Company signed a new lease agreement that commences in April 2022 with a lease term of five years, for a total of $4.5 million in future operating lease payments.

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Payroll and employee-related expenses	$8,093	$6,474
Finance leases and other financing obligations	2,382	1,132
Other accrued liabilities	2,016	2,595
	$12,491	$10,201

Finance leases and other financing obligations includes the current portion of finance leases related to the acquisition of computer equipment and short-term insurance premium financing arrangements. Other accrued liabilities includes $ 0.06 million related to Class A common stock issuable for the Payveris acquisition.

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

Future minimum payments under other non-cancellable agreements as of December 31, 2021 were as follows (in thousands):

Years Ending December 31,
2022	$1,586
2023	1,729
2024	615
2025	16
2026	—
Thereafter	—
$3,946

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2021, 2020 and 2019.

Legal Matters

The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows as of and for the years ended December 31, 2021, 2020 and 2019.

Indemnification

The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with obligations or representations made by the Company. The Company seeks to limit, or cap, its indemnification exposure in its commercial and other contracts. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision.

10. Equity

Preferred Stock

In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 5,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. In connection with the IPO, the Company’s amended and restated certificate of incorporation authorized the issuance of 883,950,000 shares of Class A common stock and 111,050,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes. Class A and Class B common stock have a par value of $0.0001 per share, and are referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.

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

Series A Preferred Stock

Upon completion of the IPO, the Company used approximately $57.4 million of the net proceeds to redeem all of the issued and outstanding shares of Series A preferred stock (including accrued dividends of $34.4 million). As of December 31, 2021, there were no shares of Series A preferred stock issued and outstanding.

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

During the third quarter of 2021, the Company updated the warrant value recognized based on the expectation that the probability of achievement of certain milestones would be achieved. The increase was recorded using the fair value determined at the time of grant multiplied by the estimated number of remaining warrants expected to vest. This increase was recorded as additional paid-in capital and as a contract asset included in prepaid expenses and other current assets and other long-term assets in the consolidated balance sheets. There were no changes to the valuation in the fourth quarter of 2021.

11. Stock-Based Compensation

In May 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company's employees and any of its parent or subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year (the "Evergreen Addition") and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. At December 31, 2021, there were 10,034,803 remaining shares available for the Company to grant under the 2021 Plan. On January 1, 2022, pursuant to the Evergreen Addition, approximately 4.8 million shares of Class A common stock were added to the 2021 Plan issuance reserve.

Stock Options

A summary of the Company’s option activity during the year ended December 31, 2021 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2020	7,509,210	$4.68	5.80	$36,580
Options granted	67,397	10.56
Options exercised	(623,720)	0.51
Options forfeited	(104,227)	9.02
Outstanding at December 31, 2021	6,848,660	$5.05	4.98	$204,977
Exercisable at December 31, 2021	4,970,855	$3.69	3.98	$155,520

The weighted average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019, was $3.38, $3.71 and $2.59, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the year ended December 31, 2021 was $17.8 million. There were no option exercises in the years ended December 31, 2020 and 2019, respectively.

The fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.3% - 0.8%	0.3% - 0.4%	2.3%
Expected term (in years)	5	5	5
Expected volatility	38.0%	50.0%	29.0%

The determination of the fair value of stock options on the date of grant using a Black-Scholes option-pricing model is affected by the estimated fair value of the Company’s common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The valuation assumptions were determined as follows:

Expected Term

The expected life of options granted to employees was determined by using management’s best estimation of exercise activity.

Risk-Free Interest Rate

The Company utilizes a risk-free interest rate in the option valuation model based on U.S. Treasury zero-coupon issues, with remaining terms similar to the expected term of the options.

Expected Volatility

As the Company does not have an extensive trading history for its common stock, the expected volatility is based on the historical volatility of the Company’s publicly traded industry peers utilizing a period of time consistent with the Company’s estimate of expected term.

Expected Dividend Yield

The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero in the option valuation model.

Fair Value of Underlying Common Stock

Prior to the initial public offering, the fair value of the shares of common stock underlying stock options was estimated by the Company. The Company prepared the valuations with the assistance of a third-party valuation firm, utilizing approaches and methodologies consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation and information provided by management, including historical and projected financial information, prospects and risks, company performance, various corporate documents, capitalization, and economic and financial market conditions. Management, with its third-party valuation firm, also utilized other economic, industry, and market information obtained from other resources considered reliable. After the initial public offering, the Company used the publicly quoted price as reported on the New York Stock Exchange as the fair value of its common stock.

RSUs

In August 2021, the Company began issuing RSUs to certain employees and nonemployees under the 2021 Plan. A summary of the Company’s RSU activity during the year ended December 31, 2021 was as follows:

		Weighted-
		Average
	Number of	Grant Date
	RSU's Outstanding	Fair Value
Awarded and unvested at December 31, 2020	—	$—
Awards granted	537,570	25.95
Awards vested	—	—
Awards forfeited	(24,933)	26.37
Awarded and unvested at December 31, 2021	512,637	$25.93

The fair value of RSU grants is determined based upon the market closing price of the Company's Class A common stock on the date of grant. RSUs vest over the requisite service period, which ranges between four and five years from the date of grant, subject to continued employment for employees and provision of services for nonemployees. No RSUs vested during the year ended December 31, 2021.

Stock-based compensation expense included in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$—	$—	$—
Operating expenses
Research and development	517	27	7
Sales and marketing	280	34	12
General and administrative	2,339	1,933	1,566
Total stock-based compensation	$3,136	$1,994	$1,585

At December 31, 2021, there was $5.2 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan, which is expected to be recognized over a remaining weighted-average period of 2.5 years.

At December 31, 2021, there was $12.4 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 4.3 years.

12. Income Taxes

The components of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$7,265	$16,548	$16,661
Foreign	3,101	1,816	1,818
Total	$10,366	$18,364	$18,479

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Domestic	$915	$2,485	$3,261
Foreign	811	534	241
Total	1,726	3,019	3,502
Deferred:
Domestic	(765)	1,583	1,071
Foreign	105	51	209
Total	(660)	1,634	1,280
Provision for income taxes	$1,066	$4,653	$4,782

The effective income tax rate differs from the federal statutory income tax rate applied to the income before provision for income taxes due to the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State taxes	4.8%	4.3%	4.3%
Non-deductible executive compensation	14.3%	—%	—%
Non-deductible IPO expenses	4.5%	—%	—%
Other permanent differences	0.6%	(0.3)%	0.3%
Excess tax benefit on stock-based compensation	(41.6)%	—%	—%
Difference in prior year tax filings from provision	4.3%	0.1%	0.1%
Foreign tax rate differences	2.5%	—%	—%
Other	—%	0.2%	0.2%
	10.4%	25.3%	25.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Stock-based compensation and other accruals	$1,895	$1,714
State net operating losses	3,919	70
Foreign tax credit	741	—
Operating lease liabilities	3,732	3,521
Fixed assets	87	197
Other	76	48
Total deferred tax assets	10,450	5,550
Valuation allowance	(744)	(22)
Net deferred tax assets	$9,706	$5,528
Deferred tax liabilities:
Intangible assets	(9,031)	(5,046)
Research and development tax credit carry forward	—	(36)
Fixed assets	(98)	(39)
Operating lease right-of-use assets	(3,602)	(3,423)
Foregone foreign tax credit	(130)	(213)
Total deferred tax liabilities	(12,861)	(8,757)
Net deferred tax liabilities	$(3,155)	$(3,229)

Reported as:
Deferred tax asset (non-current)	$163	$270
Deferred tax liability (non-current)	(3,318)	(3,499)
Net deferred tax liabilities	$(3,155)	$(3,229)

The Company provided a valuation allowance against certain excess foreign tax credits as of December 31, 2021 and 2020 as it was more likely than not the Company will not be able to utilize these credits. The Company also provided a valuation allowance against certain acquired state net operating losses that are not more likely than not to be utilized.

As of December 31, 2021, the Company had $15.1 million of federal and $17.7 million of state net operating loss carryforwards available to offset future taxable income. State net operating losses, if not utilized, will begin to expire in 2031. A portion of these losses were acquired in the acquisition of Finovera, and therefore are subject to change of control provisions, which limit the amount of acquired tax attributes that can be utilized in a given tax year. The Company does not expect the change of control limitations to significantly impact our ability to utilize these attributes. Furthermore, the Company had an immaterial amount of non-refundable federal investment tax credits as of December 31,2021 and 2020 in Canada, which are available to reduce future Canadian taxes and, if unused, begin to expire in 2034.

As of December 31, 2021 and 2020, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was not material.

Interest and penalties related to income tax matters are classified as a component of income tax expense and were immaterial for the years ended December 31, 2021, 2020 and 2019. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in various international jurisdictions. The Company’s tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years 2018 and forward generally remain open for examination for federal and state tax purposes. Tax years 2017 and forward generally remain open for examination for foreign tax purposes.

The Company has not recorded foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of foreign operations of approximately $4.8 million and $2.7 million as of December 31, 2021 and 2020, respectively, since such earnings are considered permanently invested.

13. Net Income Per Share Attributable to Common Stock

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$9,300	$13,711	$13,697
Undeclared dividends on Series A preferred stock	(2,258)	(5,186)	(4,697)
Net income attributable to common stock	$7,042	$8,525	$9,000
Denominator:
Weighted-average shares of common stock - basic	112,763,261	103,479,239	103,469,238
Dilutive effect of stock options to purchase common stock	6,009,890	2,728,644	2,881,235
Dilutive effect of RSUs	19,160	—	—
Dilutive effect of warrants	29,614	—	—
Weighted-average shares of common stock - diluted	118,821,925	106,207,883	106,350,473
Net income per share attributable to common stock
Basic	$0.06	$0.08	$0.09
Diluted	0.06	0.08	0.08

The Company did not have any securities that were excluded from the computation of diluted net income per share attributable to common stock calculations for the periods presented as all options, RSUs and warrants outstanding were considered to be dilutive.

14. Geographic Information

Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$387,242	$295,761	$230,975
Other	8,282	6,006	4,803
Total	$395,524	$301,767	$235,778

Long-lived assets, comprising property and equipment assets, by geographic area were as follows (in thousands):

	December 31,
	2021	2020
United States	$588	$717
Other	1,456	1,055
Total	$2,044	$1,772

15. Related Party Transactions

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

On September 6, 2011, the Company issued a loan to the Company’s Chief Executive Officer for $0.8 million at an interest rate of 2% per annum. The Company recorded the principal amount of $0.8 million as a reduction to additional paid-in capital in the consolidated statements of stockholders’ equity. The Chief Executive Officer and an entity affiliated with him pledged 805 shares of the Company's Series A preferred shares and 1,788,205 common shares as security for the loan. The loan principal and interest were due and payable on September 6, 2026. During the years ended December 31, 2021, 2020 and 2019, the Company recognized an immaterial amount of interest income relating to the loan. At December 31, 2020, the Company had recorded a receivable for accrued interest of $0.2 million, which is included in prepaid expenses and other current assets in the consolidated balance sheets. On March 16, 2021, the Company’s Chief Executive Officer paid in full the loan outstanding in the amount of $0.8 million, plus accrued interest of $0.2 million for a total payment of $1.0 million.

The wife of the Company’s Chief Executive Officer serves as a vice president for the Company. She received aggregate compensation, inclusive of her base salary and bonus of $0.2 million for her employment with the Company for each of the years ended December 31, 2021, 2020 and 2019. In addition, the son of a member of the Company’s board of directors serves as a vice president of the Company and he received aggregate compensation, inclusive of his base salary and bonus, of $0.3 million, $0.3 million and $0.2 million for his employment with the Company for the years ended December 31, 2021, 2020 and 2019, respectively.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by SEC rules for newly public companies.

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
•
We did not design and maintain effective controls relevant to the preparation of our financial statements with respect to certain IT general controls for information systems. Specifically, we did not design and maintain (1) program change management controls to ensure that IT program and data changes affecting certain IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (2) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs and data to appropriate company personnel.

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

Remediation Plan

We are in process of remediating the material weaknesses described above. In 2020, we implemented a new general ledger accounting system, including the design of permissions within that system which allow for effective restricted access and segregation of duties to govern the preparation and review of journal entries. Additional remediation measures are ongoing and include the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We expect to file a definitive proxy statement relating to our 2022 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to the information set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders, or the Proxy Statement.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required under this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report:

(1) Consolidated Financial Statements:

Our consolidated financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data."

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or notes, thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below:

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of August 9, 2021, by and among Paymentus Holdings, Inc., Paymentus Group, Inc., Peacock Merger Sub, LLC, Payveris, LLC and Shareholder Representative Services LLC, as the equityholders' representative	10-Q	001-40429	2.1	November 10, 2021

3.1	Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	8-K	001-40429	3.1	May 28, 2021

3.2	Amended and Restated Bylaws of Paymentus Holdings, Inc.	8-K	001-40429	3.2	May 28, 2021

4.1	Form of Class A Common Stock Certificate	S-1/A	333- 255683	4.1	May 13, 2021

4.2	Registration Rights Agreement, dated as of May 24, 2021, by and among Paymentus Holdings, Inc. and the other signatories thereto	8-K	001-40429	4.1	May 28, 2021

4.3	Description of Securities					X

10.1	Form of Director and Officer Indemnification Agreement	S-1/A	333- 255683	10.1	May 13, 2021

10.2+	2012 Equity Incentive Plan and related form agreements	S-1/A	333- 255683	10.2	May 17, 2021

10.4+	Executive Incentive Compensation Plan	S-1/A	333- 255683	10.4	May 17, 2021

10.5+	Outside Director Compensation Policy	S-1/A	333- 255683	10.5	May 17, 2021

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.6+	Confirmatory Employment Letter by and between the registrant and Dushyant Sharma	S-1/A	333- 255683	10.6	May 17, 2021

10.7+	Confirmatory Employment Letter by and between the registrant and Matt Parson	S-1/A	333- 255683	10.7	May 17, 2021

10.8+	Confirmatory Employment Letter by and between the registrant and John Morrow	S-1/A	333- 255683	10.8	May 17, 2021

10.9+	Confirmatory Employment Letter by and between the registrant and Gerasimos (Jerry) Portocalis					X

10.10+	Change in Control and Severance Agreement by and between the registrant and Dushyant Sharma	S-1/A	333- 255683	10.9	May 17, 2021

10.11+	Change in Control and Severance Agreement by and between the registrant and Matt Parson	S-1/A	333- 255683	10.10	May 17, 2021

10.12+	Change in Control and Severance Agreement by and between the registrant and John Morrow	S-1/A	333- 255683	10.11	May 17, 2021

10.13+	Change in Control and Severance Agreement by and between the registrant and Gerasimos (Jerry) Portocalis					X

10.14	Stockholders Agreement, dated as of May 24, 2021, by and among Paymentus Holdings, Inc. and the other signatories thereto	8-K	001-40429	10.1	May 28, 2021

10.15	Warrant Agreement, dated as of May 13, 2021, by and between the registrant and JPMC Strategic Investments I Corporation	S-1/A	333- 255683	10.14	May 17, 2021

10.16+	2021 Equity Incentive Plan					X

10.17+	Form of Stock Option Award Agreement under the 2021 Equity Incentive Plan					X

10.18+	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on the signature page hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Where applicable, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

+ Indicates a management contract or compensatory plan or arrangement.

* The certifications attached as Exhibit 32.1 and 32.2 that accompany this report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Paymentus Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYMENTUS HOLDINGS, INC.

Date: March 3, 2022	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby severally constitutes and appoints each of Dushyant Sharma, Matt Parson and Andrew A. Gerber as his true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/Dushyant Sharma	Chairman, President, and Chief Executive Officer	March 3, 2022
Dushyant Sharma	(Principle Executive Officer)

/s/ Matt Parson	Chief Financial Officer	March 3, 2022
Matt Parson	(Principle Financial and Accounting Officer)

/s/ William Ingram	Director	March 3, 2022
William Ingram

/s/ Jason Klein	Director	March 3, 2022
Jason Klein

/s/ Adam Malinowski	Director	March 3, 2022
Adam Malinowski

/s/ Robert Palumbo	Director	March 3, 2022
Robert Palumbo

/s/ Gary Trainor	Director	March 3, 2022
Gary Trainor