Form 10-Q
period 2022-03-31
Paymentus Holdings, Inc.
filed 2022-05-06
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 3, 2022, the registrant had 18,038,296 shares of Class A Common Stock, $0.0001 par value per share and 103,336,337 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

i

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q for the three months ended March 31, 2022 ("Quarterly Report") contains forward-looking statements within the meaning of the federal securities laws, such as those under the heading "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which statements involve substantial risks and uncertainties. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

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
•
our plan to expand into new channels and industry verticals across different markets; and
•
our international expansion plans and ability to expand internationally, and
•
those factors described in the sections titled “Risk Factors" and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report.

You should not place undue reliance on our forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe

ii

such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

Certain Definitions

In this report, unless the context requires otherwise, all references to “we,” “our,” “us,” “Paymentus,” and the “Company” refer to Paymentus Holdings, Inc., and where appropriate its consolidated subsidiaries.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$163,384	$168,386
Restricted funds held for financial institutions	36,782	33,443
Accounts and other receivables, net of allowance of $192 and $102	51,913	43,935
Income tax receivable	8,583	2,488
Prepaid expenses and other current assets	7,366	8,184
Total current assets	268,028	256,436
Property and equipment, net of accumulated depreciation and amortization of $5,147 and $4,791	2,155	2,044
Capitalized internal-use software development costs, net	34,513	30,888
Intangible assets, net	40,039	42,088
Goodwill	129,417	129,413
Operating lease right-of-use assets	7,702	7,703
Deferred tax asset	1,052	163
Other long-term assets	4,707	4,207
Total assets	$487,613	$472,942
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$29,527	$24,748
Accrued liabilities	12,503	12,491
Financial institution funds in-transit	36,782	33,443
Operating lease liabilities	1,356	1,456
Contract liabilities	1,253	2,173
Income tax payable	1,579	122
Total current liabilities	83,000	74,433
Deferred tax liability	5,600	3,318
Operating leases, net of current portion	6,552	6,463
Contract liabilities, net of current portion	2,581	1,713
Finance leases and other finance obligations, net of current portion	786	883
Total liabilities	98,519	86,810
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; none issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 17,715,046 and 17,251,079 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	1
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 103,336,337 and 103,388,082 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	10	11
Additional paid-in capital	357,306	356,017
Accumulated other comprehensive income	123	168
Retained earnings	31,653	29,935
Total stockholders’ equity	389,094	386,132
Total liabilities and stockholders' equity	$487,613	$472,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$116,704	$92,222
Cost of revenue	81,850	64,675
Gross profit	34,854	27,547
Operating expenses
Research and development	10,390	7,730
Sales and marketing	16,190	8,222
General and administrative	9,645	6,742
Total operating expenses	36,225	22,694
(Loss) income from operations	(1,371)	4,853
Other income (loss)
Interest expense, net	(8)	(3)
Foreign exchange gain	26	9
(Loss) income before income taxes	(1,353)	4,859
Benefit from (provision for) income taxes	3,071	(1,221)
Net income	$1,718	$3,638
Undeclared dividends on Series A preferred stock	—	(1,360)
Net income attributable to common stock	$1,718	$2,278
Net income per share attributable to common stock
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
Weighted-average number of shares used to compute net income per share attributable to common stock
Basic	120,897,576	103,479,239
Diluted	125,986,510	106,303,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$1,718	$3,638
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	(45)	21
Comprehensive income	$1,673	$3,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances at December 31, 2021	120,639,161	$12	$356,017	$29,935	$168	$386,132
Stock-based compensation	—	—	1,276	—	—	1,276
Issuance of Class A common stock for stock option exercises	412,222	—	13	—	—	13
Other comprehensive loss	—	—	—	—	(45)	(45)
Net income	—	—	—	1,718	—	1,718
Balances at March 31, 2022	121,051,383	$12	$357,306	$31,653	$123	$389,094

	Series A				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income	Equity
Balances at December 31, 2020	23,013	$—	103,479,239	$517	$29,175	$(579)	$55,047	$216	$84,376
Stock-based compensation	—	—	—	—	563	—	—	—	563
Repayment of related party loan receivable	—	—	—	—	813	—	—	—	813
Other comprehensive income	—	—	—	—	—	—	—	21	21
Net income	—	—	—	—	—	—	3,638	—	3,638
Balances at March 31, 2021	23,013	$—	103,479,239	$517	$30,551	$(579)	$58,685	$237	$89,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$1,718	$3,638
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,474	2,392
Deferred income taxes	1,406	757
Stock-based compensation	1,276	563
Non-cash lease expense	755	791
Amortization of contract asset	467	—
Provision for credit losses	95	—
Change in operating assets and liabilities
Accounts and other receivables	(8,082)	(5,596)
Prepaid expenses and other current and long-term assets	(161)	(77)
Accounts payable	4,916	4,770
Accrued liabilities	862	(67)
Operating lease liabilities	(770)	(725)
Contract liabilities	(57)	883
Income taxes receivable, net of payable	(4,651)	(152)
Net cash provided by operating activities	3,248	7,177
Cash flows from investing activities
Other intangible assets acquired	(23)	—
Purchases of property and equipment	(530)	(156)
Capitalized internal-use software development costs	(6,731)	(4,256)
Net cash used in investing activities	(7,284)	(4,412)
Cash flows from financing activities
Proceeds from repayment of related party loan	—	813
Proceeds from exercise of stock options	13	—
Financial institution funds in-transit	3,339	—
Payments of deferred offering costs	—	(457)
Payments on other financing obligations	(915)	(383)
Payments on finance leases	(74)	(68)
Net cash provided by (used in) financing activities	2,363	(95)
Foreign currency effect on cash, cash equivalents and restricted cash	10	33
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,663)	2,703
Cash, cash equivalents and restricted cash
Beginning of period	201,829	46,666
End of period	$200,166	$49,369
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$173	$616
Non-cash investing activities:
Property and equipment purchases in accounts payable	123	75
Non-cash financing activities:
Unpaid deferred offering costs	—	190

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

(In thousands)

	Three Months Ended March 31,
	2022	2021
	(in thousands)

The below table reconciles cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$163,384	$49,369
Restricted funds held for financial institutions	36,782	—
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flows	$200,166	$49,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Organization and Description of Business

Description of Business

Paymentus Holdings, Inc. and its wholly owned subsidiaries (“Paymentus” or the "Company”) provides electronic bill presentment and payment services, enterprise customer communication and self-service revenue management to billers through a Software-as-a-Service, (“SaaS”), secure, omni-channel technology platform. The platform seamlessly integrates into a biller’s core financial and operating systems to provide flexible and secure access to payment processing of credit cards, debit cards, eChecks and digital wallets across a significant number of channels including online, mobile, IVR, call center, chatbot and voice-based assistants. Paymentus was incorporated in the state of Delaware on September 2, 2011 with office locations in Charlotte, North Carolina, Richmond Hill, Ontario (Canada), Blacksburg, Virginia, Cromwell, Connecticut, Redmond, Washington and Delhi and Bangalore (India). The Company was headquartered in Charlotte, North Carolina until 2020 when the Company moved its headquarters to Redmond, Washington.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's Form 10-K for the year ended December 31, 2021 filed with the SEC on March 3, 2022, (the "2021 Form 10-K").

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, comprehensive income, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $43.4 million and $47.4 million as of March 31, 2022 and December 31, 2021, respectively.

Restricted Funds Held for Financial Institutions and Financial Institution Funds In-Transit

Restricted funds held for financial institutions and the corresponding liability of financial institution funds in-transit represent the timing differences arising between the amounts the Company's sponsor bank receives from the sending financial institutions and the amounts disbursed to the recipient financial institutions. The restricted funds held for financial institutions' account is a transaction account maintained at the Company’s sponsor bank for clearing payments from financial institutions (as defined by the U.S. Treasury’s Financial Crimes Enforcement Network) to other financial institutions. Restricted funds held for financial institutions represent restricted cash that, based upon the Company's intent, are restricted solely for satisfying the corresponding obligations to send funds to the various financial institutions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the three months ended March 31, 2022 and 2021. No customer accounted for more than 10% of accounts receivable as of March 31, 2022, while one customer accounted for more than 10% of accounts receivable as of December 31, 2021.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of December 31, 2021 and 2020

and for the years ended December 31, 2021 and 2020 included in the 2021 Form 10-K. There have been no significant changes to these policies during the three months ended March 31, 2022.

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

3. Revenue, Performance Obligations and Contract Balances

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Three Months Ended March 31,
	2022	2021
Payment transaction processing revenue	$114,962	$91,200
Other	1,742	1,022
Total revenue	$116,704	$92,222

Remaining Performance Obligations

ASU Topic 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts.

As of March 31, 2022, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $3.8 million, which the Company expects to recognize over 80% within the next four years. The timing of revenue recognition within the next year is largely dependent upon the go-live dates of the Company's contracts.

As of March 31, 2022, the Company has contractual rights under its commercial agreements to receive $31.6 million of fixed consideration related to the future minimum guarantees through March 2026. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Balances

The contract asset balances at March 31, 2022 and December 31, 2021 were $6.2 million and $5.6 million, respectively of which $1.8 million and $1.7 million was included in prepaid expenses and other current assets and $4.4 million and $3.9 million was included in other long-term assets in the condensed consolidated balance sheets, respectively. During the three months ended March 31, 2022, the Company reduced revenue and the related contract assets by $0.5 million. There were no contract assets as of March 31, 2021.

The Company recorded $3.8 million and $3.9 million of contract liabilities in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively, of which $2.8 million is related to acquisitions during the year ended December 31, 2021 and the remaining amount related to legacy contracts obtained from prior acquisitions associated with the Company’s insignificant other revenue stream and other payments the Company received in advance for services. The change in the contract liabilities is primarily the result of the Payveris acquisition and timing differences between payment from the customer and the Company’s satisfaction of each performance obligation. The revenue recognized during the three months ended March 31, 2022 and 2021 that was included in the contract liabilities balance at the beginning of each of the periods was $0.7 million and $0.6 million, respectively.

4. Business Combinations

Payveris, LLC

On September 1, 2021, the Company completed its acquisition of Payveris, LLC ("Payveris") by acquiring all outstanding equity interests for a total purchase price of approximately $145.5 million, comprised of $85.1 million in cash and 2,364,270 shares of the Company's Class A common stock with a fair value of approximately $60.4 million, of which 2,471 shares of the Company's Class A common stock with an approximate value of $0.06 million are subject to final issuance and are currently recorded in accrued liabilities in the condensed consolidated balance sheets. Payveris is a payments processing company for financial institutions. The acquisition is expected to increase the addressable market opportunity for the Company's existing solutions while also enhancing Payveris’ platform with real-time capabilities, enhanced electronic bill presentment and additional payment options for banks, credit unions and financial institutions of all sizes.

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

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the net assets acquired and goodwill within the twelve months measurement period, if necessary. The Company recorded a measurement period adjustment of $8.5 million during the fourth quarter of 2021 to decrease trademarks and increase goodwill related to the refinement of inputs in the acquisition valuation. There were no measurement period adjustments during the three months ended March 31, 2022.

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

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the net assets acquired and goodwill within the twelve months measurement period, if necessary. There were no measurement period adjustments during the three months ended March 31, 2022.

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

The revenue and expenses of the acquired businesses have been included in the Company's condensed consolidated financial results since the acquisition date. Revenues and expenses related to these acquisitions and pro forma results of operations have not been presented for the three months ended March 31, 2021 because the effects of these acquisitions was not material to the Company's overall operations.

The Company incurred costs related to these acquisitions of approximately $1.7 million for the year ended December 31, 2021. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the condensed consolidated statements of operations.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Computer equipment	$5,357	$4,934
Furniture and fixtures	1,485	1,456
Leasehold improvements	460	445
Total property and equipment	7,302	6,835
Less: Accumulated depreciation and amortization	(5,147)	(4,791)
Property and equipment, net	$2,155	$2,044

Depreciation and amortization expense recorded for property and equipment was $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

6. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	United States	Other	Total
Balance as of December 31, 2021	$128,519	$894	$129,413
Foreign currency translation adjustments	—	4	4
Balance as of March 31, 2022	$128,519	$898	$129,417

Internal-use Software Development Costs

The Company capitalizes qualifying internal-use software development costs related to its platform. The costs consist of personnel costs (including related benefits) that are incurred during the application development stage, as well as implementation costs incurred to fulfill our contracts with customers as they (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy the performance obligation under the contract, and (3) are expected to be recovered through revenues generated under the contract. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred. During the three months ended March 31, 2022 and 2021, the Company capitalized $6.7 million and $4.3 million in software development costs, respectively.

Capitalized costs are amortized over the estimated useful life of the software, which management estimated to be a range of three to five years, and are recorded on a straight-line basis, which represents the manner in which the expected benefit will be derived. Amortization expense is recorded in cost of revenue and operating expenses in the condensed consolidated statement of operations aligned with the internal organizations that are the primary beneficiaries of such assets. During the three months ended March 31, 2022 and 2021, the Company recorded $1.7 million and $1.1 million of amortization expense in cost of revenue, and $1.4 million and $1.0 million of amortization expense in operating expenses, respectively.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$20,851	$(9,513)	$11,338	4.0
License	2,718	(2,718)	—	—
Customer relationship	33,848	(8,969)	24,879	8.0
Software	914	(503)	411	3.0
Trademark	4,193	(782)	3,411	4.0
Total	$62,524	$(22,485)	$40,039

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$20,837	$(8,655)	$12,182	4.0
License	2,652	(2,652)	—	—
Customer relationship	33,830	(8,021)	25,809	8.0
Software	893	(456)	437	3.0
Trademark	4,193	(533)	3,660	4.0
Total	$62,405	$(20,317)	$42,088

Amortization expense of intangible assets was $2.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, future amortization expense is expected to be as follows (in thousands):

Years Ending December 31,
2022 (remaining nine months)	$6,172
2023	8,061
2024	7,636
2025	6,169
2026	3,283
Thereafter	8,718
Total future amortization expense	$40,039

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

The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$524	$852
Finance lease cost
Depreciation expense	68	66
Interest on finance lease liabilities	3	5
Total finance lease cost	71	71
Short-term lease cost	451	91
Total lease cost	$1,046	$1,014

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$539	$724
Operating cash flows for finance leases	3	5
Financing cash flows for finance leases	74	68
Right-of-use assets obtained in exchange of operating lease obligations	297	97

The total remaining lease payments under non-cancelable operating and finance leases as of March 31, 2022 were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2022 (remaining nine months)	$1,347	$204
2023	1,028	107
2024	857	—
2025	868	—
2026	879	—
Thereafter	3,783	—
Total minimum lease payments including interest	$8,762	$311
Less imputed interest	(854)	(5)
Total lease liabilities	$7,908	$306

Operating lease payments presented above exclude $4.2 million of legally-binding lease commitments for a lease signed but not yet commenced as of March 31, 2022. This operating lease commenced on April 1, 2022 with a lease term of five years.

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Payroll and employee-related expenses	$8,748	$8,093
Finance leases and other financing obligations	1,503	2,382
Other accrued liabilities	2,252	2,016
Total	$12,503	$12,491

Finance leases and other financing obligations includes the current portion of finance leases related to the acquisition of computer equipment and short-term insurance premium financing arrangements.

9. Commitments and Contingencies

Other Commitments

The Company has entered into certain non-cancellable agreements for software and marketing services that specify all significant terms, including fixed or minimum services to be used, pricing provisions and the approximate timing of the transaction. Obligations under contracts that are cancellable or with remaining terms of 12 months or less are not included. There have been no material changes to the Company's contractual obligations or commitments outside of the ordinary course of business as compared to those described in the 2021 Form 10-K.

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. For the three months ended March 31, 2022, the Company made $0.2 million of matching contributions to the 401(k) plan. The Company did not make any matching contributions to the 401(k) plan for the three months ended March 31, 2021.

Legal Matters

The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows as of and for the three months ended March 31, 2022.

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

10. Related Party Transactions

There have been no material changes to the Company's related party transactions as previously disclosed in the Company's 2021 Form 10-K.

11. Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of 5,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. There were no shares of preferred stock issued or outstanding as of March 31, 2022.

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. The Company’s amended and restated certificate of incorporation authorizes the issuance of 883,950,000 shares of Class A common stock and 111,050,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes. Class A and Class B common stock have a par value of $0.0001 per share, and are referred to as common stock throughout the notes to the condensed consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.

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

Series A Preferred Stock

Upon completion of the IPO, the Company used approximately $57.4 million of the net proceeds to redeem all of the issued and outstanding shares of Series A preferred stock (including accrued dividends of $34.4 million). As of March 31, 2022, there were no shares of Series A preferred stock issued and outstanding.

Warrant

On May 13, 2021, the Company entered into a warrant agreement with an affiliate of J.P. Morgan Securities LLC, an underwriter in the IPO, pursuant to which the Company issued a warrant to such affiliate for up to 509,370 shares of Class A common stock upon completion of the IPO at an exercise price of $18.38 per share. Upon completion of the IPO, 382,027 of the warrant shares had vested and are therefore, exercisable. The vesting of the remaining 127,343 shares of Class A common stock underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2025 pursuant to a related commercial agreement. Consistent with classification guidance in ASU Topic 606, the Company accounts for the consideration payable in the form of warrants to a customer as a reduction of the transaction price and, therefore, of revenue as the revenue is earned. The warrant fair value was determined using the Black-Scholes pricing model in accordance with ASC 718, Compensation-Stock Compensation.

As of March 31, 2022, 397,944 warrant shares had vested and were exercisable.

During 2021, the Company updated the warrant value recognized based on the expectation that the probability of achievement of certain milestones would be achieved. The increase was recorded using the fair value determined at the time of grant multiplied by the estimated number of remaining warrants expected to vest. This increase was recorded as additional paid-in capital and as a contract asset included in prepaid expenses and other current assets and other long-term assets in the condensed consolidated balance sheets. There were no changes to the valuation in the three months ended March 31, 2022.

12. Stock-Based Compensation

In May 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company's employees and any of its parent or subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year ( the "Evergreen Addition") and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. On January 1, 2022, pursuant to the Evergreen Addition, 4,825,566 shares of Class A common stock were added to the 2021 Plan issuance reserve. At March 31, 2022, there were 14,803,281 remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the three months ended March 31, 2022 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2021	6,848,660	$5.05	4.98	$204,977
Options granted	—
Options exercised	(412,222)	0.03
Options forfeited	(2,500)	8.66
Outstanding at March 31, 2022	6,433,938	$5.37	4.98	$101,073
Exercisable at March 31, 2022	4,771,999	$4.23	4.15	$80,398

There were no options granted during the three months ended March 31, 2022. The weighted average grant date fair value of options granted during the three months ended March 31, 2021 was $3.02. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock.

The fair value of options granted during the three months ended March 31, 2021 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended March 31,
2021

Dividend yield	0.0%
Risk-free interest rate	0.3% - 0.7%
Expected term (in years)	3 - 5
Expected volatility	38% - 42%

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity during the three months ended March 31, 2022 was as follows:

		Weighted-
		Average
	Number of	Grant Date
	RSU's Outstanding	Fair Value
Awarded and unvested at December 31, 2021	512,637	$25.93
Awards granted	75,730	27.85
Awards vested	—	—
Awards forfeited	(16,142)	26.13
Awarded and unvested at March 31, 2022	572,225	$26.18

The fair value of RSU grants is determined based upon the market closing price of the Company's Class A common stock on the date of grant. RSUs vest over the requisite service period, which ranges between four years and five years from the date of grant, subject to continued employment for employees and provision of services for nonemployees. No RSUs vested during the three months ended March 31, 2022.

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$—	$—
Operating expenses
Research and development	285	16
Sales and marketing	223	17
General and administrative	768	530
Total stock-based compensation	$1,276	$563

At March 31, 2022, there was $4.6 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 2.3 years.

At March 31, 2022, there was $13.4 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 4.1 years.

13. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.

The Company’s forecasted annual effective tax rate for the year ended December 31, 2022 is 30.6%. During the three months ended March 31, 2022, the Company recorded a discrete benefit of $2.6 million related to excess tax benefits on stock-based compensation, resulting in an increase to the effective tax rate of 195.8% for the three months ended March 31, 2022. For the three months ended March 31, 2021, the effective tax rate was 25.0%. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% in the above periods was primarily the result of state taxes, foreign income taxed at different rates and permanent and discrete tax adjustments related to nondeductible executive compensation.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$1,718	$3,638
Undeclared dividends on Series A preferred stock	—	(1,360)
Net income attributable to common stock	$1,718	$2,278
Denominator:
Weighted-average shares of common stock - basic	120,897,576	103,479,239
Dilutive effect of stock options to purchase common stock	4,976,726	2,824,655
Dilutive effect of RSUs	26,347	—
Dilutive effect of warrants	85,861	—
Weighted-average shares of common stock - diluted	125,986,510	106,303,894
Net income per share attributable to common stock
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

The following table summarizes the securities that were excluded from the computation of diluted net income per share attributable to common stock as their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2022	2021

RSUs	7,748	—

15. Geographic Information

Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$113,960	$90,307
Other	2,744	1,915
Total	$116,704	$92,222

Long-lived assets, comprising property and equipment assets, by geographic area were as follows (in thousands):

	March 31,	December 31,
	2022	2021
United States	$702	$588
Other	1,453	1,456
Total	$2,155	$2,044

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

We believe our revenue is highly visible. We derive the majority of our revenue from a fee paid per transaction by the consumer, the biller or a combination of both. Our usage-based monetization strategy aligns our economic success with the success of our billers and partners. Since we benefit from increased transactional volume, we do not charge separate license fees or implementation fees. In addition, our modern platform architecture allows us to provide integration, implementation, maintenance and upgrades at no additional cost to billers.

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

In light of the uncertainty relating to the spread of COVID-19, we have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, billers and partners, and we may take further precautionary measures. In particular, governmental authorities have at times instituted, and in the future may institute, shelter-in-place policies and other restrictions in many jurisdictions in which we operate, including in Redmond, Washington, where our headquarters are located, and Toronto, Canada, Charlotte, North Carolina and Delhi, India, where we maintain significant operations, which policies and restrictions have at times required our employees to work remotely. Even as shelter-in-place policies or other governmental restrictions are lifted, we are taking, and expect to continue to take, a measured and careful approach to having employees return to offices and travel for business. To the extent our employees are required to work from our offices, we may experience turnover from employees unwilling to return to the office. These precautionary measures and policies could negatively impact employee productivity, training and collaboration or otherwise disrupt our business operations. In addition, such restrictions impact certain of our sales efforts, marketing efforts and implementations, adversely affecting the effectiveness of such efforts in some cases and potentially inhibiting future growth.

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

Factors Affecting Our Performance

The discussion below includes a number of forward-looking statements regarding our future performance. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from matters referred to below, see the discussions under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” herein and in our Form 10-K for the year ended December 31, 2021 or the “2021 Form 10-K”.

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

Acquiring New Billers and Financial Institutions

Our future growth depends on the continued adoption of our platform by new billers and financial institutions. We intend to continue investing in our efficient go-to-market strategies, increasing brand awareness and driving adoption of our platform and products. We had more than 1,700 billers and financial institution clients as of December 31, 2021, including billers of all sizes and across numerous vertical markets and financial institutions of all sizes. Our ability to attract new billers and financial institutions and drive adoption of our platform will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts.

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

Investing in Sales and Marketing

We will continue to expand efforts to market our platform through our diversified sales and marketing strategy. We intend to invest in sales and marketing strategies that we believe will drive further brand awareness and preference among our billers, financial institutions, partners and consumers. Given the nature of our biller, financial institution and partner base, our investment in sales and marketing in a given period may not impact results until subsequent periods. We approach sales and marketing spend strategically to maintain efficient biller and partner acquisition.

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

Key Performance and Non-GAAP Measures

We use the following metrics to measure our performance, identify trends affecting our business, prepare financial projections and make strategic decisions. We believe that these key performance and non-GAAP measures provide meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of the key performance and non-GAAP measures discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

Transactions Processed

	Three Months Ended March 31,
	2022	2021	% Growth
	(in millions)
Transactions processed	87.9	62.4	40.9

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The number of transactions processed during the three months ended March 31, 2022 increased approximately 40.9% as compared to the same period in 2021. The increase was primarily driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions.

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

How we use Non-GAAP Measures

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

Contribution Profit

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Gross profit	$34,854	$27,547
Plus: other cost of revenue	12,531	7,562
Contribution profit	$47,385	$35,109

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the three months ended March 31, 2022 increased approximately 35.0% as compared to the same period in 2021. The increase was primarily driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions. For the three months ended March 31, 2022, contribution profit increased at a slower rate than transactions due to continued onboarding of larger clients.

Adjusted Gross Profit

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Gross profit	$34,854	$27,547
Stock-based compensation	—	—
Amortization	2,510	1,048
Adjusted gross profit	$37,364	$28,595

Adjusted gross profit for the three months ended March 31, 2022 increased approximately 30.7% as compared to the same period in 2021. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization in cost of revenue. The percentage increase in adjusted gross profit is lower than the percentage increase in contribution profit due to additional other cost of revenue recorded related to the Payveris and Finovera acquisitions. The increase in amortization was driven by additional capitalization of software costs as well as amortization of acquired intangibles associated with our acquisitions of Payveris and Finovera.

Adjusted EBITDA

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$1,718	$3,638
Excluding
Interest expense, net	8	3
(Benefit from) Provision for income taxes	(3,071)	1,221
Depreciation and amortization	5,474	2,392
Foreign exchange gain	(26)	(9)
Stock-based compensation	1,276	563
Other nonrecurring expenses(1)	—	1,596
Adjusted EBITDA	$5,379	$9,404
(1)
Other nonrecurring expenses consist of indirect costs incurred associated with our IPO.

As adjusted EBITDA is a measure of profitability, it would generally be expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. Adjusted EBITDA decreased as compared to the same period in 2021 due to our investment in sales and marketing and research and development in order to drive future growth of the business as well as the increased costs associated with being a public company and the impact of the Payveris and Finovera acquisitions.

Free Cash Flow

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$3,248	$7,177
Purchases of property and equipment	(530)	(156)
Capitalized internal-use software development costs	(6,731)	(4,256)
Free cash flow	$(4,013)	$2,765
Net cash used in investing activities(1)	$(7,284)	$(4,412)
Net cash provided by (used in) financing activities	$2,363	$(95)
(1)
Net cash used in investing activities includes payments for purchases of property and equipment and costs related to capitalized internal-use software development, which is also included in our calculation of free cash flow.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)

Revenue	$116,704	$92,222
Cost of revenue(1)	81,850	64,675
Gross profit	34,854	27,547
Operating expenses
Research and development(1)	10,390	7,730
Sales and marketing(1)	16,190	8,222
General and administrative(1)	9,645	6,742
Total operating expenses	36,225	22,694
(Loss) income from operations	(1,371)	4,853
Other income (expense)
Interest expense, net	(8)	(3)
Foreign exchange gain	26	9
(Loss) income before income taxes	(1,353)	4,859
Provision for income taxes	3,071	(1,221)
Net income	$1,718	$3,638
(1)
Stock-based compensation expense was allocated in cost of revenue and operating expenses as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$—	$—
Research and development	285	16
Sales and marketing	223	17
General and administrative	768	530
Total stock-based compensation	$1,276	$563

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021

Revenue	100.0%	100.0%
Cost of revenue	70.1	70.1
Gross profit	29.9	29.9
Operating expenses
Research and development	8.9	8.4
Sales and marketing	13.9	8.9
General and administrative	8.3	7.3
Total operating expenses	31.1	24.7
(Loss) income from operations	(1.2)	5.3
Other income (expense)
Interest expense, net	—	—
Foreign exchange gain	—	—
(Loss) income before income taxes	(1.2)	5.3
Provision for income taxes	2.6	(1.3)
Net income	1.4%	3.9%

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$116,704	$92,222	$24,482	26.5

The increase in revenue was primarily due to an increase in the number of transactions processed, which was driven by the implementation of new billers, increased transactions from our existing billers and additional transactions as a result of the Payveris and Finovera acquisitions, offset by the decrease in revenue we received per transaction on a blended basis.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$81,850	$64,675	$17,175	26.6
Gross profit	$34,854	$27,547	$7,307	26.5
Gross margin	29.9%	29.9%

The increase in cost of revenue was driven by the increase in revenue and transactions processed as it consists primarily of interchange fees and processor costs as well as other direct and indirect costs associated with making our platform available to our billers.

Gross margin for the three months ended March 31, 2022 was in line with gross margin for the same period in 2021.

Operating Expenses

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Operating expenses
Research and development	$10,390	$7,730	$2,660	34.4
Sales and marketing	16,190	8,222	7,968	96.9
General and administrative	9,645	6,742	2,903	43.1
Total operating expenses	$36,225	$22,694	$13,531
Percentage of total revenue
Research and development	8.9%	8.4%
Sales and marketing	13.9%	8.9%
General and administrative	8.3%	7.3%

Research and Development Expenses

The increase in research and development expenses was primarily due to an increase in employee-related costs, including benefits due to an increase in headcount as we continued to invest in building and adding additional features and functionality to our platform. Additionally, we incurred increased hosting costs as we transitioned from data center to the cloud and an increase in stock-based compensation expense associated with routine grants.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to an increase in employee-related costs, including benefits, as we continued to expand our sales and marketing efforts with additional headcount in order to continue to drive our growth. In addition, we incurred amortization expense related to the identifiable intangible assets from the Payveris and Finovera acquisitions as well as increased stock-based compensation associated with routine grants.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to increased costs of operating as a public company, including significant increases in our directors and officers insurance premiums, and increases in employee-related costs, including benefits and stock-based compensation, due to an increase in general and administrative headcount.

The increase in general and administrative expenses as a percentage of revenue was primarily due to increased ongoing costs associated with operating as a public company.

Other Income (Loss)

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest expense, net	$(8)	$(3)	$(5)	166.7
Foreign exchange gain	26	9	17	188.9

The changes in interest expense, net and foreign exchange gain were immaterial.

Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Benefit from (provision for) income taxes	$3,071	$(1,221)	$4,292	(351.5)

The change in benefit from (provision for) income taxes for the three months ended March 31, 2022 as compared to the same period in the prior year, was primarily due to changes in pre-tax income and loss, as well as a discrete benefit of $2.6 million related to excess tax benefits on stock-based compensation.

Liquidity and Capital Resources

Sources and Uses of Funds

As of March 31, 2022, we had $163.4 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees and subscriptions. Our principal uses of cash are funding operations and capital expenditures.

From time to time, we may explore additional financing sources and means to lower our cost of capital, which could include equity, equity-linked and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, or at all. The inability to raise capital would adversely affect our ability to achieve our business objectives. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we may be subject to increased fixed payment obligations and could be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business or execute our growth strategy. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors.

Historical Cash Flows

The following table summarizes our consolidated cash flows.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in)
Operating activities	$3,248	$7,177
Investing activities	(7,284)	(4,412)
Financing activities	2,363	(95)
Effects of foreign exchange on cash, cash equivalents and restricted cash	10	33
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,663)	$2,703

Net Cash Provided by Operating Activities

Our primary source of operating cash is revenue from payment transaction fees. Our primary uses of operating cash are personnel-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners. Net cash provided by operating activities mainly consists of our net income adjusted for certain non-cash items, including, depreciation and amortization, stock-based compensation, other non-cash income and expense items, and net changes in operating assets and liabilities.

Net cash provided by operating activities for the three months ended March 31, 2022 was $3.3 million. Net income was $1.7 million, adjusted for non-cash charges of $9.6 million consisting primarily of depreciation and amortization, stock-based compensation, and non-cash lease expense, which contributed positively to operating activities. This was offset by net cash outflows of $8.1 million provided by changes in our operating assets and liabilities.

Net cash provided by operating activities for three months ended March 31, 2021 was $7.2 million. Net income was $3.6 million, adjusted for non-cash charges of $4.6 million consisting primarily of depreciation and amortization, stock-based compensation, and non-cash lease expense, which contributed positively to operating activities. This was offset by net cash outflows of $1.0 million provided by changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Cash used in our investing activities consists primarily of cash paid for acquisitions, capitalized internal-use software development costs, purchases of property and equipment and intangible assets.

Net cash used in investing activities for the three months ended March 31, 2022 consisted of $6.7 million of capitalized internal-use software development costs and $0.6 million of purchases of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2021 consisted of $4.3 million of capitalized internal-use software development costs and $0.1 million of purchases of property and equipment.

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

Net cash provided by financing activities for three months ended March 31, 2022 consisted of an increase in financial institution funds in-transit of $3.3 million offset by $1.0 million of payments on finance leases and other financing obligations.

Net cash used in financing activities for the three months ended March 31, 2021 consisted of $0.4 million of payments on finance leases and other financing obligations and $0.5 million of payments of deferred offering costs directly related to our initial public offering, offset by proceeds of $0.8 million from the repayment of a related party loan.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our 2021 Form 10-K.

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

Interest Rate Risk

Our cash and cash equivalents consist of bank deposits and money market funds with original maturities of three months or less. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. As of March 31, 2022, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Remediation Plan

We have made significant progress toward remediation of the material weaknesses described above. We have implemented a new general ledger accounting system, including the design of permissions within that system which allow for effective restricted access and segregation of duties to govern the preparation and review of journal entries. Additional remediation measures are ongoing and include the following:

•
continuing to hire additional personnel with public company experience for our accounting and finance function;
•
enhancing and documenting management review controls over journal entries and the identification and review of complex transactions;
•
secured the general ledger accounting system by implementing Single Sign-On (SSO); and
•
designing additional change management and access controls for our relevant IT applications to further restrict privileged access and implementing controls to review activities, which may materially affect our financial statements, for those users who have privileged access.

While we believe these efforts will remediate the material weaknesses, these material weaknesses cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings and subject to claims that arise in the ordinary course of our business, which may include claims relating to contractual disputes, product liability, tort or personal injury, employment, intellectual property or other commercial or regulatory matters. In addition, if current or future government regulations are interpreted or enforced in a manner adverse to us or our business, specifically those with security and privacy laws, we may be subject to enforcement actions, penalties, damages and material limitations on our business. Furthermore, as a public company, we may become subject to stockholder inspection demands under Delaware law and derivative or other similar litigation. Although the results of legal proceedings and claims cannot be predicted with certainty, we are not currently party to any legal proceedings that we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K, the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our Class A common stock. During the three months ended March 31, 2022, there were no material changes to the risk factors as described in our 2021 Form 10-K. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1+	Form of Restricted Stock Unit Award Agreement for Outsider Directors under the 2021 Equity Incentive Plan					X
10.2	Warrant Agreement, dated as of May 13, 2021, by and between the registrant and JPMC Strategic Investments I Corporation	S-1/A	333-255683	10.14	May 17,2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Indicates a management contract or compensatory plan or arrangement.

* The certification attached as Exhibit 32.1 and 32.2 that accompany this report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Paymentus Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYMENTUS HOLDINGS, INC.

Date: May 6, 2022	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Matt Parson
Matt Parson
Chief Financial Officer
(Principal Financial and Accounting Officer)