Form 10-Q
period 2022-06-30
Paymentus Holdings, Inc.
filed 2022-08-05
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the registrant had 19,288,807 shares of Class A Common Stock, $0.0001 par value per share and 103,336,337 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

i

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q for the quarterly period ended June 30, 2022 ("Quarterly Report") contains forward-looking statements within the meaning of the federal securities laws, such as those under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which statements involve substantial risks and uncertainties. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

•
our ability to effectively manage our growth and expand our operations;
•
our ability to further attract, retain and expand our biller, financial institutions, partner and consumer base;
•
our ability to timely implement and recognize revenue from new customers;
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
•
general economic conditions, including inflation, and their impact on us and consumer demand;
•
the expected impact of our recent acquisitions of PayVeris LLC, or Payveris, and Finovera, Inc., or Finovera;
•
our future acquisitions or strategic investments in complementary companies, products or technologies;
•
our ability to maintain and enhance our brand;
•
our plan to expand into new channels and industry verticals across different markets;
•
our international expansion plans and ability to expand internationally; and
•
those factors described in the sections titled “Risk Factors" and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

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

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$158,335	$168,386
Restricted funds held for financial institutions	59,325	33,443
Accounts and other receivables, net of allowance of $284 and $102	52,908	43,935
Income tax receivable	2,661	2,488
Prepaid expenses and other current assets	8,611	8,184
Total current assets	281,840	256,436
Property and equipment, net of accumulated depreciation and amortization of $5,353 and $4,791	2,048	2,044
Capitalized internal-use software development costs, net	38,725	30,888
Intangible assets, net	38,108	42,088
Goodwill	129,387	129,413
Operating lease right-of-use assets	10,711	7,703
Deferred tax asset	167	163
Other long-term assets	5,176	4,207
Total assets	$506,162	$472,942
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,789	$24,748
Accrued liabilities	14,564	12,491
Financial institution funds in-transit	59,325	33,443
Operating lease liabilities	1,559	1,456
Contract liabilities	1,323	2,173
Income tax payable	494	122
Total current liabilities	105,054	74,433
Deferred tax liability	—	3,318
Operating leases, net of current portion	9,546	6,463
Contract liabilities, net of current portion	2,640	1,713
Finance leases and other finance obligations, net of current portion	750	883
Total liabilities	117,990	86,810
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; none issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 19,283,807 and 17,251,079 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	1
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 103,336,337 and 103,388,082 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	10	11
Additional paid-in capital	358,939	356,017
Accumulated other comprehensive income	19	168
Retained earnings	29,202	29,935
Total stockholders’ equity	388,172	386,132
Total liabilities and stockholders' equity	$506,162	$472,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$119,969	$93,495	$236,673	$185,717
Cost of revenue	84,141	64,567	165,991	129,242
Gross profit	35,828	28,928	70,682	56,475
Operating expenses
Research and development	10,185	7,921	20,575	15,651
Sales and marketing	17,851	9,505	34,041	17,727
General and administrative	10,017	7,421	19,662	14,163
Total operating expenses	38,053	24,847	74,278	47,541
(Loss) income from operations	(2,225)	4,081	(3,596)	8,934
Other income (loss)
Interest income (expense), net	98	(4)	90	(7)
Foreign exchange gain (loss)	54	(1)	80	8
(Loss) income before income taxes	(2,073)	4,076	(3,426)	8,935
(Provision for) benefit from income taxes	(378)	(3,501)	2,693	(4,722)
Net (loss) income	$(2,451)	$575	$(733)	$4,213
Undeclared dividends on Series A preferred stock	—	(898)	--	(2,258)
Net (loss) income attributable to common stock	$(2,451)	$(323)	$(733)	$1,955
Net (loss) income per share attributable to common stock
Basic	$(0.02)	$—	$(0.01)	$0.02
Diluted	$(0.02)	$—	$(0.01)	$0.02
Weighted-average number of shares used to compute net (loss) income per share attributable to common stock
Basic	121,637,711	108,970,604	121,269,688	106,240,091
Diluted	121,637,711	108,970,604	121,269,688	112,244,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(2,451)	$575	$(733)	$4,213
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	(104)	(69)	(149)	(48)
Comprehensive (loss) income	$(2,555)	$506	$(882)	$4,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances at December 31, 2021	120,639,161	$12	$356,017	$29,935	$168	$386,132
Stock-based compensation	—	—	1,276	—	—	1,276
Issuance of Class A common stock for stock option exercises	412,222	—	13	—	—	13
Other comprehensive loss	—	—	—	—	(45)	(45)
Net income	—	—	—	1,718	—	1,718
Balances at March 31, 2022	121,051,383	$12	$357,306	$31,653	$123	$389,094
Stock-based compensation	—	—	1,344	—	—	1,344
Issuance of Class A common stock for stock-based awards	1,568,761	—	289	—	—	289
Other comprehensive loss	—	—	—	—	(104)	(104)
Net loss	—	—	—	(2,451)	—	(2,451)
Balances at June 30, 2022	122,620,144	$12	$358,939	$29,202	$19	$388,172

	Series A				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income	Equity
Balances at December 31, 2020	23,013	$—	103,479,239	$517	$29,175	$(579)	$55,047	$216	$84,376
Stock-based compensation	—	—	—	—	563	—	—	—	563
Repayment of related party loan receivable	—	—	—	—	813	—	—	—	813
Other comprehensive income	—	—	—	—	—	—	—	21	21
Net income	—	—	—	—	—	—	3,638	—	3,638
Balances at March 31, 2021	23,013	$—	103,479,239	$517	$30,551	$(579)	$58,685	$237	$89,411
Issuance of Class A common stock in connection with initial public offering and private placement, net of offering costs, underwriting discounts and commissions	—	—	13,880,950	1	272,633	—	—	—	272,634
Conversion of common stock to Class B common stock in connection with initial public offering	—	—	—	(506)	506	—	—	—	—
Redemption of Series A preferred stock in connection with initial public offering	(23,013)	—	—	—	(23,013)	—	—	—	(23,013)
Payment of dividends on Series A preferred stock in connection with redemption upon initial public offering	—	—	—	—	—	—	(34,412)	—	(34,412)
Issuance of warrant	—	—	—	—	4,498	—	—	—	4,498
Retirement of treasury stock in connection with initial public offering	—	—	—	—	(579)	579	—	—	—
Stock-based compensation	—	—	—	—	568	—	—	—	568
Other comprehensive loss	—	—	—	—	—	—	—	(69)	(69)
Net income	—	—	—	—	—	—	575	—	575
Balances at June 30, 2021	—	$—	117,360,189	$12	$285,164	$—	$24,848	$168	$310,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(733)	$4,213
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,360	4,940
Deferred income taxes	(3,322)	2,413
Stock-based compensation	2,620	1,131
Non-cash lease expense	1,120	1,648
Amortization of contract asset	818	177
Provision for credit losses	187	—
Change in operating assets and liabilities
Accounts and other receivables	(9,205)	(4,944)
Prepaid expenses and other current and long-term assets	(910)	(905)
Accounts payable	3,205	3,541
Accrued liabilities	2,615	543
Operating lease liabilities	(942)	(1,573)
Contract liabilities	75	301
Income taxes receivable, net of payable	204	1,272
Net cash provided by operating activities	7,092	12,757
Cash flows from investing activities
Other intangible assets acquired	(123)	—
Purchases of property and equipment	(795)	(564)
Capitalized internal-use software development costs	(14,464)	(8,736)
Net cash used in investing activities	(15,382)	(9,300)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriter's discounts and commissions	—	224,595
Proceeds from private placement	—	50,000
Redemption of Series A preferred stock	—	(23,013)
Payment of dividends on Series A preferred stock	—	(34,412)
Proceeds from repayment of related party loan	—	813
Proceeds from exercise of stock options	302	—
Financial institution funds in-transit	25,882	—
Payments of deferred offering costs	—	(856)
Payments on other financing obligations	(1,831)	(767)
Payments on finance leases	(135)	(136)
Net cash provided by financing activities	24,218	216,224
Foreign currency effect on cash, cash equivalents and restricted cash	(97)	43
Net increase in cash, cash equivalents and restricted cash	15,831	219,724
Cash, cash equivalents and restricted cash
Beginning of period	201,829	46,666
End of period	$217,660	$266,390
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$184	$950
Non-cash investing activities:
Property and equipment purchases in accounts payable	$83	$202
Software purchases in accounts payable	48	—
Non-cash financing activities:
Prepaid insurance funded through short-term borrowings	$1,349	$2,135
Issuance of warrant	—	4,498
Unpaid deferred offering costs	—	1,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

(In thousands)

	Six Months Ended June 30,
	2022	2021
	(in thousands)

The below table reconciles cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$158,335	$266,390
Restricted funds held for financial institutions	59,325	—
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flows	$217,660	$266,390

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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, comprehensive income, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received, and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $41.3 million and $47.4 million as of June 30, 2022 and December 31, 2021, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the three or six months ended June 30, 2022 and 2021. No customer accounted for more than 10% of accounts receivable as of June 30, 2022, while one customer accounted for more than 10% of accounts receivable as of December 31, 2021.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements as of December 31, 2021 and 2020

and for the years ended December 31, 2021 and 2020 included in the 2021 Form 10-K. There have been no significant changes to these policies during the three and six months ended June 30, 2022.

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

Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"). ASU 2021-08 will require companies to apply the definition of a performance obligation under ASU 2014-09, Revenue from contracts with customers (“Topic 606”) to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASU Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 for public entities and December 15, 2023 for all other entities, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

3. Revenue, Performance Obligations and Contract Balances

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Payment transaction processing revenue	$118,512	$92,446	$233,474	$183,646
Other	1,457	1,049	3,199	2,071
Total revenue	$119,969	$93,495	$236,673	$185,717

Remaining Performance Obligations

ASU Topic 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts.

As of June 30, 2022, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $4.0 million, which the Company expects to recognize over 80% within the next four years. The timing of revenue recognition within the next year is largely dependent upon the go-live dates of the Company's contracts.

As of June 30, 2022, the Company has contractual rights under its commercial agreements to receive $29.7 million of fixed consideration related to the future minimum guarantees through March 2026. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Balances

The contract asset balances at June 30, 2022 and December 31, 2021 were $6.6 million and $5.6 million, respectively, of which $1.7 million and $1.7 million was included in prepaid expenses and other current assets and $4.9 million and $3.9 million was included in other long-term assets in the condensed consolidated balance sheets, respectively. During the three months ended June 30, 2022 and 2021, the Company reduced revenue and the related contract assets by $0.4 million and $0.2 million and for the six months ended June 30, 2022 and 2021, revenue and the related contract assets were reduced by $0.8 million and $0.2 million.

The Company recorded $4.0 million and $3.9 million of contract liabilities in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively, of which $2.8 million is related to acquisitions during the year ended December 31, 2021 and the remaining amount related to legacy contracts obtained from prior acquisitions associated with the Company’s insignificant other revenue stream and other payments the Company received in advance for services. The change in the contract liabilities is primarily related to timing differences between payment from the customer and the Company’s satisfaction of each performance obligation. Revenue recognized during the three months ended June 30, 2022 and 2021 that was included in the contract liabilities balance at the beginning of each of the periods was $0.5 million and $0.6 million, respectively. Revenue recognized during the six months ended June 30, 2022 and 2021 that was included in the contract liabilities balance at the beginning of each of the periods was $0.8 million and $0.6 million, respectively.

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

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the net assets acquired and goodwill within the twelve months measurement period, if necessary. The Company recorded a measurement period adjustment of $8.5 million during the fourth quarter of 2021 to decrease trademarks and increase goodwill related to the refinement of inputs in the acquisition valuation. There were no measurement period adjustments during the three and six months ended June 30, 2022.

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

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the net assets acquired and goodwill within the twelve months measurement period, if necessary. There were no measurement period adjustments during the three and six months ended June 30, 2022.

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

The revenue and expenses of the acquired businesses have been included in the Company's condensed consolidated financial results since the acquisition date. Revenues and expenses related to these acquisitions and pro forma results of operations have not been presented for the three and six months ended June 30, 2021 because the effects of these acquisitions was not material to the Company's overall operations.

The Company incurred costs related to these acquisitions of approximately $1.7 million for the year ended December 31, 2021. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the condensed consolidated statements of operations.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Computer equipment	$5,458	$4,934
Furniture and fixtures	1,490	1,456
Leasehold improvements	453	445
Total property and equipment	7,401	6,835
Less: Accumulated depreciation and amortization	(5,353)	(4,791)
Property and equipment, net	$2,048	$2,044

Depreciation and amortization expense recorded for property and equipment was $0.3 million and $0.3 million for the three months ended June 30, 2022 and 2021, and $0.6 million and $0.5 million for the six months ended June 30, 2022 and 2021.

6. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	United States	Other	Total
Balance as of December 31, 2021	$128,519	$894	$129,413
Foreign currency translation adjustments	—	(26)	(26)
Balance as of June 30, 2022	$128,519	$868	$129,387

Internal-use Software Development Costs

The Company capitalizes qualifying internal-use software development costs related to its platform. The costs consist of personnel costs (including related benefits) that are incurred during the application development stage, as well as implementation costs incurred to fulfill our contracts with customers as they (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy the performance obligation under the contract, and (3) are expected to be recovered through revenues generated under the contract. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred. During the three months ended June 30, 2022 and 2021, the Company capitalized $7.7 million and $4.4 million in software development costs, respectively, and during the six months ended June 30, 2022 and 2021, the Company capitalized $14.5 million and $8.7 million in software development costs, respectively.

Capitalized costs are amortized over the estimated useful life of the software, which management estimated to be a range of three to five years, and are recorded on a straight-line basis, which represents the manner in which the expected benefit will be derived. Amortization expense is recorded in cost of revenue and operating expenses in the condensed consolidated statement of operations aligned with the internal organizations that are the primary beneficiaries of such assets. During the three months ended June 30, 2022 and 2021, the Company recorded $2.1 million and $1.1 million of amortization expense in cost of revenue, and $1.4 million and $1.1 million of amortization expense in operating expenses, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded $3.7 million and $2.2 million of amortization expense in cost of revenue, and $2.9 million and $2.1 million of amortization expense in operating expenses, respectively.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$20,835	$(10,339)	$10,496	4.0
License	2,643	(2,643)	—	—
Customer relationship	33,827	(9,877)	23,950	8.0
Software	1,047	(546)	501	3.0
Trademark	4,193	(1,032)	3,161	4.0
Total	$62,545	$(24,437)	$38,108

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$20,837	$(8,655)	$12,182	4.0
License	2,652	(2,652)	—	—
Customer relationship	33,830	(8,021)	25,809	8.0
Software	893	(456)	437	3.0
Trademark	4,193	(533)	3,660	4.0
Total	$62,405	$(20,317)	$42,088

Amortization expense of intangible assets was $2.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $4.2 million and $0.1 million for the six months ended June 30, 2022 and 2021.

As of June 30, 2022, future expected amortization expense is as follows (in thousands):

Years Ending December 31,
2022 (remaining six months)	$4,109
2023	8,082
2024	7,747
2025	6,169
2026	3,283
Thereafter	8,718
Total future amortization expense	$38,108

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

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$718	$931	$1,242	$1,783
Finance lease cost
Depreciation expense	68	69	136	136
Interest on finance lease liabilities	2	4	5	9
Total finance lease cost	70	73	141	145
Short-term lease cost	174	77	625	168
Total lease cost	$962	$1,081	$2,008	$2,096

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$537	$894	$1,076	$1,690
Operating cash flows for finance leases	2	4	5	9
Financing cash flows for finance leases	61	68	135	136
Right-of-use assets obtained in exchange of operating lease obligations	3,854	2,539	4,151	2,636

The total remaining lease payments under non-cancelable operating and finance leases as of June 30, 2022 were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2022 (remaining six months)	$1,085	$133
2023	1,908	107
2024	1,784	—
2025	1,790	—
2026	1,811	—
Thereafter	3,920	—
Total minimum lease payments including interest	$12,298	$240
Less imputed interest	(1,193)	(3)
Total lease liabilities	$11,105	$237

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Payroll and employee-related expenses	$10,142	$8,093
Finance leases and other financing obligations	1,902	2,382
Other accrued liabilities	2,520	2,016
Total	$14,564	$12,491

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

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. For the three and six months ended June 30, 2022, the Company made $0.2 million and $0.4 million of matching contributions to the 401(k) plan, respectively. The Company did not make any matching contributions to the 401(k) plan for the three and six months ended June 30, 2021.

Legal Matters

The Company is involved from time to time in various claims and legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current claims and legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows as of and for the three and six months ended June 30, 2022.

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

11. Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of 5,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. There were no shares of preferred stock issued or outstanding as of June 30, 2022.

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

Series A Preferred Stock

Upon completion of the IPO, the Company used approximately $57.4 million of the net proceeds to redeem all of the issued and outstanding shares of Series A preferred stock (including accrued dividends of $34.4 million). As of June 30, 2022, there were no shares of Series A preferred stock issued and outstanding.

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

As of June 30, 2022, 397,944 warrant shares had vested and were exercisable.

During 2021, the Company updated the warrant value recognized based on the expectation that the probability of achievement of certain milestones would be achieved. The increase was recorded using the fair value determined at the time of grant multiplied by the estimated number of remaining warrants expected to vest. This increase was recorded as additional paid-in capital and as a contract asset included in prepaid expenses and other current assets and other long-term assets in the condensed consolidated balance sheets. There were no changes to the valuation in the three and six months ended June 30, 2022.

12. Stock-Based Compensation

In May 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company's employees and any of its parent or subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year ( the "Evergreen Addition") and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. On January 1, 2022, pursuant to the Evergreen Addition, 4,825,566 shares of Class A common stock were added to the 2021 Plan issuance reserve. At June 30, 2022, there were 14,307,338 remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the six months ended June 30, 2022 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2021	6,849,910	$5.05	4.98	$205,010
Options granted	—
Options exercised	(1,977,110)	0.15
Options forfeited	(7,417)	8.66
Outstanding at June 30, 2022	4,865,383	$7.04	6.09	$30,817
Exercisable at June 30, 2022	3,405,256	$6.35	5.64	$23,915

There were no options granted during the three or six months ended June 30, 2022. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2021 was $7.21 and $3.39. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock.

The fair value of options granted during the three and six months ended June 30, 2021 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

Dividend yield	0.0%	0.0%
Risk-free interest rate	0.8%	0.3% - 0.8%
Expected term (in years)	5	5
Expected volatility	38.0%	38.0%

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity during the six months ended June 30, 2022 was as follows:

		Weighted-
		Average
	Number of	Grant Date
	RSU's Outstanding	Fair Value
Awarded and unvested at December 31, 2021	513,547	$25.93
Awards granted	592,373	16.11
Awards vested	(3,873)	29.31
Awards forfeited	(34,085)	25.93
Awarded and unvested at June 30, 2022	1,067,962	$20.47

The fair value of RSU grants is determined based upon the market closing price of the Company's Class A common stock on the date of grant. RSUs vest over the requisite service period, which ranges between four years and five years from the date of grant, subject to continued employment for employees and provision of services for nonemployees.

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$—	$—	$—	$—
Operating expenses
Research and development	288	15	573	31
Sales and marketing	227	19	450	36
General and administrative	829	534	1,597	1,064
Total stock-based compensation	$1,344	$568	$2,620	$1,131

At June 30, 2022, there was $4.1 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 2.1 years.

At June 30, 2022, there was $19.5 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 3.9 years.

13. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three and six months ended June 30, 2021, the Company determined that its annual effective tax rate approach would provide a reliable estimate and therefore used its historical method to calculate its tax provision. However, for the three and six months ended June 30, 2022, the Company used a discrete effective tax rate method as it was determined that the effective tax rate determined using the forecast of ordinary income or loss does not reasonably estimate the effective tax rate to be applied to year-to-date pre-tax (loss) income, and any small changes would result in significant changes in the estimated annual effective tax rate.

The Company’s effective tax rate for the three and six months ended June 30, 2022 is (17.5%) and 78.7%. For the three and six months ended June 30, 2021, the effective tax rate was 85.9% and 52.8%. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% in the above periods was primarily the result of excess tax benefits on stock-based compensation, state taxes, foreign income taxed at different rates and permanent tax adjustments related to nondeductible executive compensation.

During the three months ended June 30, 2022, the Company recognized sizable tax deductions for stock-based compensation. These permanent benefits are creating net operating losses that have resulted in a net deferred tax asset. These permanent tax benefits have also created a cumulative history of losses such that the Company has determined that the resulting net deferred tax asset is not more likely than not to be realized. The Company is recording a valuation allowance beginning in the three months ended June 30, 2022 against its U.S. net deferred tax assets.

14. Net (Loss) Income Per Share Attributable to Common Stock

Basic net (loss) income per share attributable to common stockholders is computed by deducting the undeclared dividends on the Series A preferred stock from net (loss) income to arrive at net (loss) income attributable to common stock and dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net (loss) income per share attributable to common stock is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. The dilutive effect of outstanding options, RSUs and warrants is reflected in diluted net (loss) income per share attributable to common stock by application of the treasury stock method. The calculation of diluted net (loss) income per share attributable to common stock excludes all anti-dilutive common shares.

The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net (loss) income per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stock (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(2,451)	$575	$(733)	$4,213
Undeclared dividends on Series A preferred stock	—	(898)	—	(2,258)
Net (loss) income attributable to common stock	$(2,451)	$(323)	$(733)	$1,955
Denominator:
Weighted-average shares of common stock - basic	121,637,711	108,970,604	121,269,688	106,240,091
Dilutive effect of stock options to purchase common stock	—	—	—	5,973,878
Dilutive effect of RSUs	—	—	—	—
Dilutive effect of warrants	—	—	—	30,085
Weighted-average shares of common stock - diluted	121,637,711	108,970,604	121,269,688	112,244,054
Net (loss) income per share attributable to common stock
Basic	$(0.02)	$—	$(0.01)	$0.02
Diluted	$(0.02)	$—	(0.01)	0.02

The following table summarizes the securities that were excluded from the computation of diluted net income per share attributable to common stock as their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Stock options to purchase common stock	5,819,439	7,564,643	6,195,625	1,480
RSUs	624,260	—	588,426	—
Warrants	397,944	151,132	397,944	—

15. Geographic Information

Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$117,473	$91,458	$231,433	$181,765
Other	2,496	2,037	5,240	3,952
Total	$119,969	$93,495	$236,673	$185,717

Long-lived assets, comprising property and equipment assets, by geographic area were as follows (in thousands):

	June 30,	December 31,
	2022	2021
United States	$650	$588
Other	1,398	1,456
Total	$2,048	$2,044

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

In 2022, the United States economy has experienced inflationary conditions, increased interest rates and two consecutive quarters of decreased gross domestic product. While we believe our business is resilient and can generally weather unusual levels of inflation, the economic uncertainty and inflationary pressures have had some impact on our expected 2022 financial performance. For example, some of our clients have deferred anticipated 2022 implementations into 2023, which will delay expected revenue correspondingly. We intend to continue to manage through this uncertain economic environment by working closely with clients on implementations. In addition, we are seeing ongoing wage pressure in our current workforce due to the levels of inflation, which is also putting some short-term pressure on our EBITDA margins.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic, including its variants, and efforts to control its spread have at times significantly curtailed the movement of people, goods and services in the United States, where we generate substantially all of our revenue, and worldwide, where we are targeting future growth. It has also caused extreme societal, economic and financial market volatility, resulting in business shutdowns and a global economic downturn. The magnitude and duration of the COVID-19 pandemic and the magnitude and duration of its effect on business activity cannot be predicted with any certainty.

In light of the uncertainty relating to the spread of COVID-19, we have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, billers and partners, and we may take further precautionary measures. In particular, governmental authorities have at times instituted, and in the future may institute, shelter-in-place policies and other restrictions in many jurisdictions in which we operate, including in Redmond, Washington, where our headquarters are located, and Toronto, Canada, Charlotte, North Carolina and Delhi, India, where we maintain significant operations, which policies and restrictions have at times required our employees to work remotely. Even though many of the shelter-in-place policies or other governmental restrictions have been lifted, we are taking, and expect to continue to take, a measured and careful approach to having employees return to offices and travel for business. To the extent our employees are required to work from our offices, we may experience turnover from employees unwilling to return to the office. These precautionary measures and policies could negatively impact employee productivity, training and collaboration or otherwise disrupt our business operations. In addition, such restrictions impact certain of our sales efforts, marketing efforts and implementations, adversely affecting the effectiveness of such efforts in some cases and potentially inhibiting future growth.

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

Acquiring New and Maintaining Existing Billers and Financial Institutions

Our future growth depends on the continued adoption of our platform by new billers and financial institutions, as well as maintaining our existing billers and financial institutions. We intend to continue investing in our efficient go-to-market strategies, increasing brand awareness and driving adoption of our platform and products. We had more than 1,700 billers and financial institution clients as of December 31, 2021, including billers of all sizes and across numerous vertical markets and financial institutions of all sizes. Our ability to attract new, and maintain existing, billers and financial institutions and drive adoption of our platform will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts. Our growth and performance also depends on our ability to promptly implement and begin recognizing revenues from our new billers and financial institutions.

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

Innovation and Enhancement of Our Platform

We will continue to invest in our platform and IPN to maintain our position as a leading provider of biller communication and payments. To drive adoption and increase penetration of our platform, we intend to continue to introduce new products and features. We believe that investment in research and development will contribute to our long-term growth, but may also negatively impact our short-term profitability. We will continue to leverage emerging technologies and invest in the development of more features and better functionality for consumers.

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

Transactions Processed

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Growth	2022	2021	% Growth
	(in millions)			(in millions)
Transactions processed	89.5	64.2	39.4	177.4	126.6	40.2

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The number of transactions processed during the three and six months ended June 30, 2022 increased approximately 39.4% and 40.2%, respectively, as compared to the same periods in 2021. The increase was primarily driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions.

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

Free Cash Flow

We calculate free cash flow as net cash provided by (used in) operating activities less capital expenditures and software and capitalized internal-use software development costs.

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

We also urge you to review the reconciliation of these non-GAAP financial measures included below. To properly and prudently evaluate our business, we encourage you to review the condensed consolidated financial statements and related notes included elsewhere in this report and to not rely on any single financial measure to evaluate our business.

Contribution Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Gross profit	$35,828	$28,928	$70,682	$56,475
Plus: other cost of revenue	12,896	8,513	25,427	16,075
Contribution profit	$48,724	$37,441	$96,109	$72,550

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the three and six months ended June 30, 2022 increased approximately 30.1% and 32.5%, respectively, as compared to the same period in 2021. The increase was primarily driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions. For the three and six months ended June 30, 2022, contribution profit increased at a slower rate than transactions due to a continued mix shift to larger clients.

Adjusted Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Gross profit	$35,828	$28,928	$70,682	$56,475
Stock-based compensation	—	—	—	—
Amortization	2,879	1,164	5,389	2,212
Adjusted gross profit	$38,707	$30,092	$76,071	$58,687

Adjusted gross profit for the three and six months ended June 30, 2022 increased approximately 28.6% and 29.6%, respectively, as compared to the same period in 2021. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization in cost of revenue. The percentage increase in adjusted gross profit is lower than the percentage increase in contribution profit due to additional other cost of revenue recorded related to the PayVeris, LLC or Payveris, and Finovera, Inc., or Finovera, acquisitions. The increase in amortization was driven by additional capitalization of software costs as well as amortization of acquired intangibles associated with our acquisitions of Payveris and Finovera.

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net (loss) income	$(2,451)	$575	$(733)	$4,213
Excluding
Interest (income) expense, net	(98)	4	(90)	7
Provision for (benefit from) income taxes	378	3,501	(2,693)	4,722
Depreciation and amortization	5,886	2,548	11,360	4,940
Foreign exchange (gain) loss	(54)	1	(80)	(8)
Stock-based compensation	1,344	568	2,620	1,131
Other nonrecurring expenses(1)	—	1,115	—	2,711
Adjusted EBITDA	$5,005	$8,312	$10,384	$17,716
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

Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net cash provided by operating activities	$3,844	$5,580	$7,092	$12,757
Purchases of property and equipment and software	(365)	(408)	(918)	(564)
Capitalized internal-use software development costs	(7,733)	(4,480)	(14,464)	(8,736)
Free cash flow	$(4,254)	$692	$(8,290)	$3,457
Net cash used in investing activities(1)	$(8,098)	$(4,888)	$(15,382)	$(9,300)
Net cash provided by financing activities	$21,855	$216,319	$24,218	$216,224
(1)
Net cash used in investing activities includes payments for purchases of property and equipment and software and costs related to capitalized internal-use software development, which is also included in our calculation of free cash flow.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)

Revenue	$119,969	$93,495	$236,673	$185,717
Cost of revenue(1)	84,141	64,567	165,991	129,242
Gross profit	35,828	28,928	70,682	56,475
Operating expenses
Research and development(1)	10,185	7,921	20,575	15,651
Sales and marketing(1)	17,851	9,505	34,041	17,727
General and administrative(1)	10,017	7,421	19,662	14,163
Total operating expenses	38,053	24,847	74,278	47,541
(Loss) income from operations	(2,225)	4,081	(3,596)	8,934
Other income (expense)
Interest income (expense), net	98	(4)	90	(7)
Foreign exchange gain (loss)	54	(1)	80	8
(Loss) income before income taxes	(2,073)	4,076	(3,426)	8,935
(Provision for) benefit from income taxes	(378)	(3,501)	2,693	(4,722)
Net (loss) income	$(2,451)	$575	$(733)	$4,213

(1)
Stock-based compensation expense was allocated in cost of revenue and operating expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$—	$—	$—	$—
Research and development	288	15	573	31
Sales and marketing	227	19	450	36
General and administrative	829	534	1,597	1,064
Total stock-based compensation	$1,344	$568	$2,620	$1,131

The following table presents the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	70.1	69.1	70.1	69.6
Gross profit	29.9	30.9	29.9	30.4
Operating expenses
Research and development	8.5	8.5	8.7	8.4
Sales and marketing	14.9	10.2	14.4	9.5
General and administrative	8.3	7.9	8.3	7.6
Total operating expenses	31.7	26.6	31.4	25.5
(Loss) income from operations	(1.8)	4.3	(1.5)	4.9
Other income (expense)
Interest income (expense), net	0.1	—	—	—
Foreign exchange gain (loss)	—	—	—	—
(Loss) income before income taxes	(1.7)	4.3	(1.5)	4.9
(Provision for) benefit from income taxes	(0.3)	(3.7)	1.2	(2.6)
Net (loss) income	(2.0%)	0.6%	(0.3%)	2.3%

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$119,969	$93,495	$26,474	28.3

The increase in revenue was primarily due to an increase in the number of transactions processed, which was driven by the implementation of new billers, increased transactions from our existing billers and additional transactions as a result of the Payveris and Finovera acquisitions, offset by the decrease in revenue we received per transaction on a blended basis.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$84,141	$64,567	$19,574	30.3
Gross profit	$35,828	$28,928	$6,900	23.9
Gross margin	29.9%	30.9%

The increase in cost of revenue was driven by the increase in revenue and transactions processed as it consists primarily of interchange fees and processor costs as well as other direct and indirect costs associated with making our platform available to our billers.

Gross margin decreased for the three months ended June 30, 2022 due to an increase in amortization expense included in cost of revenue associated with the Payveris and Finovera acquisitions.

Operating Expenses

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Operating expenses
Research and development	$10,185	$7,921	$2,264	28.6
Sales and marketing	17,851	9,505	8,346	87.8
General and administrative	10,017	7,421	2,596	35.0
Total operating expenses	$38,053	$24,847	$13,206
Percentage of total revenue
Research and development	8.5%	8.5%
Sales and marketing	14.9%	10.2%
General and administrative	8.3%	7.9%

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

Included in the operating expenses above, in the three months ended June 30, 2022 we began to experience a level of wage inflation driven by the broader economic inflationary environment that resulted in higher employee-related costs.

Other Income (Loss)

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest income (expense), net	$98	$(4)	$102	n/m
Foreign exchange gain (loss)	54	(1)	55	n/m

___________

n/m – not meaningful

The changes in interest income (expense), net and foreign exchange gain (loss) were immaterial.

Income Taxes

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(378)	$(3,501)	$3,123	(89.2)

The change in (provision for) benefit from income taxes for the three months ended June 30, 2022 as compared to the same period in the prior year, was primarily due to changes in pre-tax (loss) and income and the result of excess tax benefits on stock-based compensation, state taxes, foreign income taxed at different rates and permanent tax adjustments related to nondeductible executive compensation, in addition to a valuation allowance recorded against the net deferred tax assets.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$236,673	$185,717	$50,956	27.4

The increase in revenue was primarily due to an increase in the number of transactions processed, which was driven by the implementation of new billers, increased transactions from our existing billers and additional transactions as a result of the Payveris and Finovera acquisitions, offset by the decrease in revenue we received per transaction on a blended basis.

Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$165,991	$129,242	$36,749	28.4
Gross profit	$70,682	$56,475	$14,207	25.2
Gross margin	29.9%	30.4%

The increase in cost of revenue was driven by the increase in revenue and transactions processed as it consists primarily of interchange fees and processor costs as well as other direct and indirect costs associated with making our platform available to our billers.

Gross margin decreased for the six months ended June 30, 2022 due to an increase in amortization expense included in cost of revenue associated with the Payveris and Finovera acquisitions.

Operating Expenses

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Operating expenses
Research and development	$20,575	$15,651	$4,924	31.5
Sales and marketing	34,041	17,727	16,314	92.0
General and administrative	19,662	14,163	5,499	38.8
Total operating expenses	$74,278	$47,541	$26,737
Percentage of total revenue
Research and development	8.7%	8.4%
Sales and marketing	14.4%	9.5%
General and administrative	8.3%	7.6%

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

Included in the operating expenses above, in the three months ended June 30, 2022 we began to experience a level of wage inflation driven by the broader economic inflationary environment that resulted in higher employee-related costs.

Other Income (Loss)

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest income (expense), net	$90	$(7)	$97	n/m
Foreign exchange gain	80	8	72	n/m

___________

n/m – not meaningful

The changes in interest income (expense), net and foreign exchange gain were immaterial.

Income Taxes

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Benefit from (provision for) income taxes	$2,693	$(4,722)	$7,415	(157.0)

The change in benefit from (provision for) income taxes for the six months ended June 30, 2022 as compared to the same period in the prior year, was primarily due to changes in pre-tax (loss) and income and the result of excess tax benefits on stock-based compensation, state taxes, foreign income taxed at different rates and permanent tax adjustments related to nondeductible executive compensation, in addition to a valuation allowance recorded against the net deferred tax assets.

Liquidity and Capital Resources

Sources and Uses of Funds

As of June 30, 2022, we had $158.3 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees and subscriptions. Our principal uses of cash are funding operations and capital expenditures.

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

Historical Cash Flows

The following table summarizes our condensed consolidated cash flows.

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in)
Operating activities	$7,092	$12,757
Investing activities	(15,382)	(9,300)
Financing activities	24,218	216,224
Effects of foreign exchange on cash	(97)	43
Net increase in cash, cash equivalents and restricted cash	$15,831	$219,724

Net Cash Provided by Operating Activities

Our primary source of operating cash is revenue from payment transaction fees. Our primary uses of operating cash are personnel-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners. Net cash provided by operating activities mainly consists of our net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, other non-cash income and expense items, and net changes in operating assets and liabilities.

Net cash provided by operating activities for the six months ended June 30, 2022 was $7.1 million. Net loss was $0.7 million, adjusted for non-cash charges of $12.8 million consisting primarily of depreciation and amortization, stock-based compensation, and non-cash lease expense, which contributed positively to operating activities. This was offset by net cash outflows of $4.9 million provided by changes in our operating assets and liabilities.

Net cash provided by operating activities for the six months ended June 30, 2021 was $12.8 million. Net income was $4.2 million, adjusted for non-cash charges of $10.2 million consisting primarily of depreciation and amortization, stock-based compensation, and non-cash lease expense, which contributed positively to operating activities. This was offset by net cash outflows of $1.8 million provided by changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Cash used in our investing activities consists primarily of cash paid for acquisitions, capitalized internal-use software development costs, purchases of property and equipment and intangible assets.

Net cash used in investing activities for the six months ended June 30, 2022 consisted of $14.5 million of capitalized internal-use software development costs and $0.8 million of purchases of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2021 consisted of $8.7 million of capitalized internal-use software development costs and $0.6 million of purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from the IPO and private placement and proceeds from stock option exercises offset by the redemption of the Series A preferred stock, payment of deferred offering costs related to the IPO, changes in financial institution funds in-transit, and payments on capital lease and other financing arrangements and principal payments on debt.

Net cash provided by financing activities for the six months ended June 30, 2022 consisted of an increase in financial institution funds in-transit of $25.9 million and proceeds from stock option exercises of $0.3.million, offset by $1.9 million of payments on finance leases and other financing obligations.

Net cash provided financing activities for the six months ended June 30, 2021 consisted of proceeds from the IPO of $224.6 million, proceeds from the private placement of $50.0 million and proceeds of $0.8 million from the repayment of a related party loan, offset by $23.0 million for the redemption of the Series A preferred stock, $34.4 million for the repayment of dividends on the Series A preferred stock, $0.9 million of payments on finance leases and other financing obligations and $0.9 million of payments of deferred offering costs directly related to our IPO.

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

Interest Rate Risk

Our cash and cash equivalents consist of bank deposits and money market funds with original maturities of three months or less. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. We do not believe, as of June 30, 2022, that a hypothetical 10% increase or decrease in interest rates would have had a material impact on the value of our cash equivalents or investment portfolio.

Foreign Currency Exchange Risk

Certain of our operations are conducted in foreign currencies. While we have generated substantially all of our revenue from billers in the United States, we have foreign currency risks related to revenue denominated in other currencies, such as the Canadian dollar. In addition, we have significant operations outside of the United States, particularly in Canada and India, where expenses are denominated in the local currency. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions, although we may do so in the future. We do not believe, as of June 30, 2022, that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have had a material effect on operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As of June 30, 2022, our material weaknesses were as follows:

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

Remediation Plan

We believe we have made significant progress toward remediation of the material weaknesses described above. We have implemented a new general ledger accounting system, including the design of permissions within that system which allow for effective restricted access and segregation of duties to govern the preparation and review of journal entries. Additional remediation measures are ongoing and include the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings and subject to claims that arise in the ordinary course of our business, which may include claims relating to contractual disputes, product liability, tort or personal injury, employment, intellectual property or other commercial or regulatory matters. In addition, if current or future government regulations are interpreted or enforced in a manner adverse to us or our business, including among other things, those with security and privacy laws, we may be subject to enforcement actions, penalties, damages, material limitations on our business and reputational harm. Furthermore, as a public company, we may become subject to stockholder inspection demands under Delaware law and derivative or other similar litigation. Although the results of legal proceedings and claims cannot be predicted with certainty, we are not currently party to any legal proceedings or claims that we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K, the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our Class A common stock. During the six months ended June 30, 2022, there were no material changes to the risk factors as described in our 2021 Form 10-K. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1+	Form of Restricted Stock Unit Award Agreement for under the 2021 Equity Incentive Plan	8-K	001-40429	10.1	June 24, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PAYMENTUS HOLDINGS, INC.

Date: August 5, 2022	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Matt Parson
Matt Parson
Chief Financial Officer
(Principal Financial and Accounting Officer)