Form 10-Q
period 2022-09-30
Paymentus Holdings, Inc.
filed 2022-11-10
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40429

Paymentus Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-3188251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11605 North Community House Road, Suite 300 Charlotte, NC	28277
(Address of principal executive offices)	(Zip Code)

(888) 440-4826

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PAY	New York Stock Exchange

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

As of November 8, 2022, the registrant had 19,653,961 shares of Class A Common Stock, $0.0001 par value per share and 103,336,337 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

i

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q for the quarterly period ended September 30, 2022 ("Quarterly Report") contains forward-looking statements within the meaning of the federal securities laws, such as those under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which statements involve substantial risks and uncertainties. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

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
•
general economic conditions, including inflation, and their impact on us, consumer demand, average bill amounts and interchange fees;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$148,314	$168,386
Restricted funds held for financial institutions	77,601	33,443
Accounts and other receivables, net of allowance of $332 and $102	62,758	43,935
Income tax receivable	2,650	2,488
Prepaid expenses and other current assets	12,318	8,184
Total current assets	303,641	256,436
Property and equipment, net of accumulated depreciation and amortization of $5,448 and $4,791	1,996	2,044
Capitalized internal-use software development costs, net	42,711	30,888
Intangible assets, net	36,113	42,088
Goodwill	129,344	129,413
Operating lease right-of-use assets	9,582	7,703
Deferred tax asset	165	163
Other long-term assets	7,677	4,207
Total assets	$531,229	$472,942
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,394	$24,748
Accrued liabilities	16,665	12,491
Financial institution funds in-transit	77,601	33,443
Operating lease liabilities	1,389	1,456
Contract liabilities	1,328	2,173
Income tax payable	720	122
Total current liabilities	125,097	74,433
Deferred tax liability	—	3,318
Operating leases, net of current portion	8,703	6,463
Contract liabilities, net of current portion	2,637	1,713
Finance leases and other finance obligations, net of current portion	750	883
Total liabilities	137,187	86,810
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; none issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively;19,653,565 and 17,251,079 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	1
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 103,336,337 and 103,388,082 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	10	11
Additional paid-in capital	365,632	356,017
Accumulated other comprehensive income	(67)	168
Retained earnings	28,465	29,935
Total stockholders’ equity	394,042	386,132
Total liabilities and stockholders' equity	$531,229	$472,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$128,152	$101,676	$364,825	$287,393
Cost of revenue	90,295	70,512	256,286	199,754
Gross profit	37,857	31,164	108,539	87,639
Operating expenses
Research and development	10,350	8,818	30,925	24,469
Sales and marketing	19,048	11,314	53,089	29,041
General and administrative	9,376	9,904	29,038	24,067
Total operating expenses	38,774	30,036	113,052	77,577
(Loss) income from operations	(917)	1,128	(4,513)	10,062
Other income (loss)
Interest income, net	504	11	594	4
Foreign exchange gain (loss)	(28)	(16)	52	(8)
(Loss) income before income taxes	(441)	1,123	(3,867)	10,058
(Provision for) benefit from income taxes	(296)	(701)	2,397	(5,423)
Net (loss) income	$(737)	$422	$(1,470)	$4,635
Undeclared dividends on Series A preferred stock	—	--	--	(2,258)
Net (loss) income attributable to common stock	$(737)	$422	$(1,470)	$2,377
Net (loss) income per share attributable to common stock
Basic	$(0.01)	$—	$(0.01)	$0.02
Diluted	$(0.01)	$—	$(0.01)	$0.02
Weighted-average number of shares used to compute net (loss) income per share attributable to common stock
Basic	122,740,982	118,206,073	121,765,509	110,272,583
Diluted	122,740,982	124,427,777	121,765,509	116,419,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(737)	$422	$(1,470)	$4,635
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	(86)	6	(235)	(42)
Comprehensive (loss) income	$(823)	$428	$(1,705)	$4,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances at December 31, 2021	120,639,161	$12	$356,017	$29,935	$168	$386,132
Stock-based compensation	—	—	1,276	—	—	1,276
Issuance of Class A common stock for stock-based awards	412,222	—	13	—	—	13
Other comprehensive loss	—	—	—	—	(45)	(45)
Net income	—	—	—	1,718	—	1,718
Balances at March 31, 2022	121,051,383	$12	$357,306	$31,653	$123	$389,094
Stock-based compensation	—	—	1,344	—	—	1,344
Issuance of Class A common stock for stock-based awards	1,568,761	—	289	—	—	289
Other comprehensive loss	—	—	—	—	(104)	(104)
Net loss	—	—	—	(2,451)	—	(2,451)
Balances at June 30, 2022	122,620,144	$12	$358,939	$29,202	$19	$388,172
Issuance of warrant	—	—	3,478	—	—	3,478
Change in estimate of warrants expected to vest	—	—	46	—	—	46
Stock-based compensation	—	—	2,002	—	—	2,002
Issuance of Class A common stock for stock-based awards	369,758	—	1,167	—	—	1,167
Other comprehensive loss	—	—	—	—	(86)	(86)
Net loss	—	—	—	(737)	—	(737)
Balances at September 30, 2022	122,989,902	$12	$365,632	$28,465	$(67)	$394,042

	Series A				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income	Equity
Balances at December 31, 2020	23,013	$—	103,479,239	$517	$29,175	$(579)	$55,047	$216	$84,376
Stock-based compensation	—	—	—	—	563	—	—	—	563
Repayment of related party loan receivable	—	—	—	—	813	—	—	—	813
Other comprehensive income	—	—	—	—	—	—	—	21	21
Net income	—	—	—	—	—	—	3,638	—	3,638
Balances at March 31, 2021	23,013	$—	103,479,239	$517	$30,551	$(579)	$58,685	$237	$89,411
Issuance of Class A common stock in connection with initial public offering and private placement, net of offering costs, underwriting discounts and commissions	—	—	13,880,950	1	272,633	—	—	—	272,634
Conversion of common stock to Class B common stock in connection with initial public offering	—	—	—	(506)	506	—	—	—	—
Redemption of Series A preferred stock in connection with initial public offering	(23,013)	—	—	—	(23,013)	—	—	—	(23,013)
Payment of dividends on Series A preferred stock in connection with redemption upon initial public offering	—	—	—	—	—	—	(34,412)	—	(34,412)
Issuance of warrant	—	—	—	—	4,498	—	—	—	4,498
Retirement of treasury stock in connection with initial public offering	—	—	—	—	(579)	579	—	—	—
Stock-based compensation	—	—	—	—	568	—	—	—	568
Other comprehensive loss	—	—	—	—	—	—	—	(69)	(69)
Net income	—	—	—	—	—	—	575	—	575
Balances at June 30, 2021	—	$—	117,360,189	$12	$285,164	$—	$24,848	$168	$310,192
Issuance of Class A common stock for acquisitions	—	—	2,601,579	—	66,857	—	--	—	66,857
Change in estimate of warrants expected to vest	—	—	—	—	304	—	—	—	304
Stock-based compensation	—	—	—	—	754	—	—	—	754
Issuance of Class B common stock for stock option exercises	—	—	7,500	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	6	6
Net income	—	—	—	—	—	—	422	—	422
Balances at September 30, 2021	—	$—	119,969,268	$12	$353,079	$—	$25,270	$174	$378,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(1,470)	$4,635
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,518	8,587
Deferred income taxes	(3,331)	2,691
Stock-based compensation	4,622	1,885
Non-cash lease expense	1,703	2,131
Amortization of contract asset	1,347	423
Provision for credit losses	219	—
Change in operating assets and liabilities
Accounts and other receivables	(19,143)	(7,814)
Prepaid expenses and other current and long-term assets	(854)	167
Accounts payable	2,975	7,842
Accrued liabilities	2,390	149
Operating lease liabilities	(1,398)	(2,071)
Contract liabilities	80	383
Income taxes receivable, net of payable	485	349
Net cash provided by operating activities	5,143	19,357
Cash flows from investing activities
Business combinations, net of cash and restricted cash acquired	--	(57,120)
Other intangible assets acquired	(248)	—
Purchases of property and equipment	(1,163)	(825)
Capitalized internal-use software development costs	(22,257)	(13,473)
Net cash used in investing activities	(23,668)	(71,418)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriter's discounts and commissions	—	224,595
Proceeds from private placement	—	50,000
Redemption of Series A preferred stock	—	(23,013)
Payment of dividends on Series A preferred stock	—	(34,412)
Proceeds from repayment of related party loan	—	813
Proceeds from exercise of stock-based awards	1,469	—
Financial institution funds in-transit	44,158	6,612
Payments of deferred offering costs	—	(1,961)
Payments on other financing obligations	(2,486)	(1,482)
Payments on finance leases	(201)	(204)
Net cash provided by financing activities	42,940	220,948
Foreign currency effect on cash, cash equivalents and restricted cash	(329)	24
Net increase in cash, cash equivalents and restricted cash	24,086	168,911
Cash, cash equivalents and restricted cash
Beginning of period	201,829	46,666
End of period	$225,915	$215,577
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$421	$2,308
Non-cash investing activities:
Fair value of Class A common stock issued for acquisitions	$--	$66,857
Property and equipment purchases in accounts payable	--	147
Business acquisition liability in accrued liabilities and finance leases and other finance obligations, net of current portion	--	2,186
Non-cash financing activities:
Prepaid insurance funded through short-term borrowings	$4,425	$5,756
Issuance of warrant and change in estimate of warrants expected to vest	3,524	4,802

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
	(in thousands)

The below table reconciles cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$148,314	$177,506
Restricted funds held for financial institutions	77,601	38,071
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cash flows	$225,915	$215,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Organization and Description of Business

Description of Business

Paymentus Holdings, Inc. and its wholly owned subsidiaries (“Paymentus” or the "Company”) provides electronic bill presentment and payment services, enterprise customer communication and self-service revenue management to billers through a Software-as-a-Service (“SaaS”), secure, omni-channel technology platform. The platform seamlessly integrates into a biller’s core financial and operating systems to provide flexible and secure access to payment processing of credit cards, debit cards, eChecks and digital wallets across a significant number of channels including online, mobile, IVR, call center, chatbot and voice-based assistants. Paymentus was incorporated in the state of Delaware on September 2, 2011 with office locations in Charlotte, North Carolina, Richmond Hill, Ontario (Canada), Blacksburg, Virginia, and Delhi and Bangalore (India). On or about September 1, 2022, the Company's headquarters were moved to Charlotte, North Carolina. The Company expects to reestablish its headquarters in or around the Seattle, Washington area in 2023.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's Form 10-K for the year ended December 31, 2021 filed with the SEC on March 3, 2022 (the "2021 Form 10-K").

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, comprehensive income, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

Stock Split

On May 10, 2021, the Company effected a 5-for-1 forward stock split of its common stock. In connection with the forward stock split, each issued and outstanding share of common stock, automatically and without action on the part of the stockholders, became five shares of common stock. The par value per share of common stock was not adjusted. All share, per share and related information presented in the unaudited interim condensed consolidated financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the impact of the stock split.

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

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received, and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $55.1 million and $47.4 million as of September 30, 2022 and December 31, 2021, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the three or nine months ended September 30, 2022 and 2021. No customer accounted for more than 10% of accounts receivable as of September 30, 2022, while one customer accounted for more than 10% of accounts receivable as of December 31, 2021.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020 included in the 2021 Form 10-K. There have been no significant changes to these policies during the three and nine months ended September 30, 2022.

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

3. Revenue, Performance Obligations and Contract Balances

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Payment transaction processing revenue	$126,373	$100,384	$359,846	$284,029
Other	1,779	1,292	4,979	3,364
Total revenue	$128,152	$101,676	$364,825	$287,393

Remaining Performance Obligations

ASU Topic 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts.

As of September 30, 2022, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $4.0 million, of which the Company expects to recognize over 80% within the next four years. The timing of revenue recognition within the next year is largely dependent upon the go-live dates of the Company's contracts.

As of September 30, 2022, the Company has contractual rights under its commercial agreements to receive $61.0 million of fixed consideration related to the future minimum guarantees through 2026. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Balances

The contract asset balances at September 30, 2022 and December 31, 2021 were $10.1 million and $5.6 million, respectively, of which $2.7 million and $1.7 million was included in prepaid expenses and other current assets and $7.4 million and $3.9 million was included in other long-term assets in the condensed consolidated balance sheets, respectively. The increase in the contract asset balance was primarily related to the addition of new warrants, see Note 11 for details. During the three months ended September 30, 2022 and 2021, the Company reduced revenue and the related contract assets by $0.5 million and $0.2 million, respectively and for the nine months ended September 30, 2022 and 2021, revenue and the related contract assets were reduced by $1.3 million and $0.4 million, respectively.

The Company recorded $4.0 million and $3.9 million of contract liabilities in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively, which relates to legacy contracts obtained from prior acquisitions associated with the Company’s insignificant other revenue stream and other payments the Company received in advance for services. The change in the contract liabilities is primarily related to timing differences between payment from the customer and the Company’s satisfaction of each performance obligation. Revenue recognized during the three months ended September 30, 2022 and 2021 that was included in the contract liabilities balance at the beginning of each of the periods was $0.5 million and $0.8 million, respectively. Revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in the contract liabilities balance at the beginning of each respective period was $0.6 million and $1.5 million, respectively.

4. Business Combinations

PayVeris, LLC

On September 1, 2021, the Company completed its acquisition of PayVeris, LLC ("Payveris") by acquiring all outstanding equity interests for a total purchase price of approximately $145.5 million, comprised of $85.1 million in cash and 2,364,270 shares of the Company's Class A common stock with a fair value of approximately $60.4 million. Payveris is a payments processing company for financial institutions. The acquisition is expected to increase the addressable market opportunity for the Company's existing solutions while also enhancing Payveris’ platform with real-time capabilities, enhanced electronic bill presentment and additional payment options for banks, credit unions and financial institutions of all sizes.

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

The finalization of purchase price allocation did not result in any changes to the preliminary estimate. The Company recorded a measurement period adjustment of $8.5 million during the fourth quarter of 2021 to decrease trademarks and increase goodwill related to the refinement of inputs in the acquisition valuation. There were no measurement period adjustments during the three and nine months ended September 30, 2022.

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

The finalization of the purchase price allocation did not result in any changes to the preliminary estimate. There were no measurement period adjustments during the three and nine months ended September 30, 2022.

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

The revenue and expenses of the acquired businesses have been included in the Company's condensed consolidated financial results since the acquisition date. Revenues and expenses related to these acquisitions and pro forma results of operations have not been presented for the three and nine months ended September 30, 2021 because the effects of these acquisitions was not material to the Company's overall operations.

The Company incurred costs related to these acquisitions of approximately $1.7 million for the year ended December 31, 2021. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the condensed consolidated statements of operations.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Computer equipment	$5,366	$4,934
Furniture and fixtures	1,661	1,456
Leasehold improvements	417	445
Total property and equipment	7,444	6,835
Less: Accumulated depreciation and amortization	(5,448)	(4,791)
Property and equipment, net	$1,996	$2,044

Depreciation and amortization expense recorded for property and equipment was $0.3 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.

6. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	United States	Other	Total
Balance as of December 31, 2021	$128,519	$894	$129,413
Foreign currency translation adjustments	—	(69)	(69)
Balance as of September 30, 2022	$128,519	$825	$129,344

Internal-use Software Development Costs

The Company capitalizes qualifying internal-use software development costs related to its platform. The costs consist of personnel costs (including related benefits) that are incurred during the application development stage, as well as implementation costs incurred to fulfill our contracts with customers as they (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy the performance obligation under the contract, and (3) are expected to be recovered through revenues generated under the contract. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred. During the three months ended September 30, 2022 and 2021, the Company capitalized $7.8 million and $4.8 million in software development costs, respectively, and during the nine months ended September 30, 2022 and 2021, the Company capitalized $22.3 million and $13.5 million in software development costs, respectively.

Capitalized costs are amortized over the estimated useful life of the software, which management estimated to be a range of three to five years, and are recorded on a straight-line basis, which represents the manner in which the expected benefit will be derived. Amortization expense is recorded in cost of revenue and operating expenses in the condensed consolidated statement of operations aligned with the internal organizations that are the primary beneficiaries of such assets. During the three months ended September 30, 2022 and 2021, the Company recorded $2.4 million and $1.3 million of amortization expense in cost of revenue, and $1.4 million and $1.2 million of amortization expense in operating expenses, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded $6.1 million and $3.5 million of amortization expense in cost of revenue, and $4.3 million and $3.3 million of amortization expense in operating expenses, respectively.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$20,797	$(11,131)	$9,666	4.0
License	2,479	(2,479)	—	—
Customer relationship	33,781	(10,759)	23,022	8.0
Software	1,109	(596)	513	3.0
Trademark	4,193	(1,281)	2,912	4.0
Total	$62,359	$(26,246)	$36,113

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$20,837	$(8,655)	$12,182	4.0
License	2,652	(2,652)	—	—
Customer relationship	33,830	(8,021)	25,809	8.0
Software	893	(456)	437	3.0
Trademark	4,193	(533)	3,660	4.0
Total	$62,405	$(20,317)	$42,088

Amortization expense of intangible assets was $2.0 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and $6.2 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, future expected amortization expense is as follows (in thousands):

Years Ending December 31,
2022 (remaining three months)	$2,066
2023	8,082
2024	7,807
2025	6,169
2026	3,283
Thereafter	8,706
Total future amortization expense	$36,113

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

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$659	$893	$1,901	$2,329
Finance lease cost
Depreciation expense	67	68	203	204
Interest on finance lease liabilities	2	4	7	13
Total finance lease cost	69	72	210	217
Short-term lease cost	181	424	807	592
Total lease cost	$909	$1,389	$2,918	$3,138

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$521	$546	$1,598	$2,236
Operating cash flows for finance leases	2	4	7	13
Financing cash flows for finance leases	66	68	201	204
Right-of-use assets obtained in exchange of operating lease obligations	--	--	4,151	2,638

The total remaining lease payments under non-cancelable operating and finance leases as of September 30, 2022 were as follows (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2022 (remaining three months)	$498	$64
2023	1,748	102
2024	1,721	—
2025	1,736	—
2026	1,758	—
Thereafter	3,690	—
Total minimum lease payments including interest	$11,151	$166
Less imputed interest	(1,059)	(1)
Total lease liabilities	$10,092	$165

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Payroll and employee-related expenses	$9,402	$8,093
Finance leases and other financing obligations	4,252	2,382
Other accrued liabilities	3,011	2,016
Total	$16,665	$12,491

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

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. For the three and nine months ended September 30, 2022, the Company made $0.2 million and $0.6 million of matching contributions to the 401(k) plan, respectively. The Company did not make any matching contributions to the 401(k) plan for the three and nine months ended September 30, 2021.

Legal Matters

The Company is involved from time to time in various claims and legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current claims and legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows as of and for the three and nine months ended September 30, 2022.

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

11. Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of 5,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. There were no shares of preferred stock issued or outstanding as of September 30, 2022.

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

Series A Preferred Stock

Upon completion of the IPO, the Company used approximately $57.4 million of the net proceeds to redeem all of the issued and outstanding shares of Series A preferred stock (including accrued dividends of $34.4 million). As of September 30, 2022, there were no shares of Series A preferred stock issued and outstanding.

Warrant

On May 13, 2021, the Company entered into a warrant agreement with JPMC Strategic Investments I Corporation ("JPMC"), an affiliate of J.P. Morgan Securities LLC, an underwriter in the IPO, pursuant to which the Company issued a warrant to JPMC for up to 509,370 shares of Class A common stock upon completion of the IPO at an exercise price of $18.38 per share. Upon completion of the IPO, 382,027 of the warrant shares had vested and are therefore, exercisable. The vesting of the remaining 127,343 shares of Class A common stock underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2025 pursuant to a related commercial agreement with JPMorgan Chase Bank, National Association ("JPM Chase"), an affiliate of JPMC. This commercial agreement was amended in August 2022, and the achievement of certain commercial milestones was extended through December 31, 2026 and minimum revenue commitments were set for each of the calendar years through 2026. Consistent with classification guidance in ASU Topic 606, the Company accounts for the consideration payable in the form of warrants to a customer as a reduction of the transaction price and, therefore, of revenue as the revenue is earned. The warrant fair value was determined using the Black-Scholes pricing model in accordance with ASC 718, Compensation-Stock Compensation.

On August 29, 2022, the Company entered into a warrant agreement with JPMC, in connection with an amendment to the Company's existing commercial agreement with JPM Chase, pursuant to which the Company issued a warrant to JPMC for up to 684,510 shares of Class A common stock at an exercise price of $10.10 per share. Upon signing of the warrant agreement, 171,128 of the warrant shares had vested and are therefore, exercisable. The vesting of the remaining 513,382 shares of Class A common stock underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2026 pursuant to the commercial agreement, as amended. Consistent with classification guidance in ASU Topic 606, the Company accounts for the consideration payable in the form of warrants to a customer as a reduction of the transaction price and, therefore, of revenue as the revenue is earned. The warrant fair value was determined using the Black-Scholes pricing model in accordance with ASC 718, Compensation-Stock Compensation.

During 2021, the Company updated the May 2021 warrant value recognized based on the expectation that the probability of achievement of certain milestones would be achieved. The increase was recorded using the fair value determined at the time of grant multiplied by the estimated number of remaining warrants expected to vest. This increase was recorded as additional paid-in capital and as a contract asset included in prepaid expenses and other current assets and other long-term assets in the condensed consolidated balance sheets. The increase made to the valuation in the three and nine months ended September 30, 2022 was not material.

As of September 30, 2022, an aggregate of 569,072 warrants had vested and were exercisable under the outstanding warrant agreements.

12. Stock-Based Compensation

In May 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company's employees and any of its parent or subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year ( the "Evergreen Addition") and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. On January 1, 2022, pursuant to the Evergreen Addition, 4,825,566 shares of Class A common stock were added to the 2021 Plan issuance reserve. At September 30, 2022, there were 14,075,898 remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the nine months ended September 30, 2022 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2021	6,849,910	$5.05	4.98	$205,010
Options granted	—
Options exercised	(2,282,645)	0.64
Options forfeited	(210,104)	8.66
Outstanding at September 30, 2022	4,357,161	$7.19	5.88	$11,041
Exercisable at September 30, 2022	3,294,854	$6.72	5.61	$9,900

There were no options granted during the three or nine months ended September 30, 2022. There were no options granted during the three months ended September 30, 2021. The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 was $7.21. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock.

There were no options granted during the three months ended September 30, 2021. The fair value of options granted during the nine months ended September 30, 2021 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021

Dividend yield		0.0%
Risk-free interest rate		0.3% - 0.8%
Expected term (in years)		5
Expected volatility		38.0%

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity during the nine months ended September 30, 2022 was as follows:

		Weighted-
		Average
	Number of	Grant Date
	RSU's Outstanding	Fair Value
Awarded and unvested at December 31, 2021	513,547	$25.93
Awards granted	1,142,491	15.37
Awards vested	(68,096)	26.08
Awards forfeited	(150,076)	17.80
Awarded and unvested at September 30, 2022	1,437,866	$18.38

The fair value of RSU grants is determined based upon the market closing price of the Company's Class A common stock on the date of grant. RSUs vest over the requisite service period, which ranges between four years and five years from the date of grant, subject to continued employment for employees and provision of services for nonemployees.

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$—	$—	$—	$—
Operating expenses
Research and development	507	110	1,080	141
Sales and marketing	612	56	1,062	92
General and administrative	883	588	2,480	1,652
Total stock-based compensation	$2,002	$754	$4,622	$1,885

At September 30, 2022, there was $2.8 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan and the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 1.6 years.

At September 30, 2022, there was $24.3 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 3.7 years.

13. Income Taxes

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate. For the three and nine months ended September 30, 2021, the Company determined that its annual effective tax rate approach would provide a reliable estimate and therefore used its historical method to calculate its tax provision. However, for the three and nine months ended September 30, 2022, the Company used a discrete effective tax rate method as it was determined that the effective tax rate determined using the forecast of ordinary income or loss does not reasonably estimate the effective tax rate to be applied to year-to-date pre-tax (loss) income, and any small changes would result in significant changes in the estimated annual effective tax rate.

The Company’s effective tax rate for the three and nine months ended September 30, 2022 is (65.2%) and 62.3%, respectively. For the three and nine months ended September 30, 2021, the effective tax rate was 58.0% and 53.9%, respectively. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% in the above periods was primarily the result of excess tax benefits on stock-based compensation, state taxes, foreign income taxed at different rates and permanent tax adjustments related to nondeductible executive compensation.

As of September 30, 2022, the Company recognized sizable tax deductions for stock-based compensation. These permanent benefits are creating net operating losses that have resulted in a net deferred tax asset. These permanent tax benefits have also created a cumulative history of losses such that the Company has determined that the resulting net deferred tax asset is not more likely than not to be realized. The Company began recording a valuation allowance during the three months ended June 30, 2022 against its U.S. net deferred tax assets. As of September 30, 2022, the Company's valuation allowance was $6.7 million.

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

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stock (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(737)	$422	$(1,470)	$4,635
Undeclared dividends on Series A preferred stock	—	--	—	(2,258)
Net (loss) income attributable to common stock	$(737)	$422	$(1,470)	$2,377
Denominator:
Weighted-average shares of common stock - basic	122,740,982	118,206,073	121,765,509	110,272,583
Dilutive effect of stock options to purchase common stock	—	6,076,424	—	6,077,748
Dilutive effect of RSUs	—	11,180	—	4,398
Dilutive effect of warrants	—	134,100	—	64,945
Weighted-average shares of common stock - diluted	122,740,982	124,427,777	121,765,509	116,419,674
Net (loss) income per share attributable to common stock
Basic	$(0.01)	$—	$(0.01)	$0.02
Diluted	$(0.01)	$—	$(0.01)	$0.02

The following table summarizes the securities that were excluded from the computation of diluted net income per share attributable to common stock as their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Stock options to purchase common stock	4,705,323	—	5,693,398	—
RSUs	1,396,810	—	860,848	—
Warrants	428,803	—	418,630	—

15. Geographic Information

Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$125,655	$99,544	$357,088	$281,309
Other	2,497	2,132	7,737	6,084
Total	$128,152	$101,676	$364,825	$287,393

Long-lived assets, comprising property and equipment assets, by geographic area were as follows (in thousands):

	September 30,	December 31,
	2022	2021
United States	$796	$588
Other	1,200	1,456
Total	$1,996	$2,044

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

We believe our revenue is highly visible. We derive the majority of our revenue from a fee paid per transaction by the consumer, the biller or a combination of both. Our usage-based monetization strategy aligns our economic success with the success of our billers and partners. Since we benefit from increased transactional volume, we do not charge separate license fees or implementation fees. In addition, our modern platform architecture generally allows us to provide integration, implementation, maintenance and system upgrades at no additional cost to billers.

Impact of Economic and Inflationary Trends

In 2022, the United States economy has experienced inflationary conditions, increased interest rates and two consecutive quarters of decreased gross domestic product. While we believe our business is resilient and can generally weather unusual levels of inflation, the economic uncertainty and continuing inflationary pressures, which has been particularly acute in the utility sector, have had some impact on our expected 2022 financial performance and will likely have some impact on our 2023 performance. For example, some of our clients have deferred anticipated 2022 implementations into 2023 or are reevaluating the development of technology resources, which will delay expected revenue recognition. Furthermore, inflationary pressure is resulting in higher average bills, particularly in the utility sector, and increased interchange fees. While we are seeking to adjust our prices to address the inflationary pressures, our ability to do so typically lags behind the impact of inflation on our clients, the increase in average bill amounts and increased interchange fees. We intend to continue to manage through this uncertain economic environment by working closely with clients on implementations and price adjustments. In addition, although we are focused on prudent expense management, we are seeing ongoing wage pressure in our current workforce due to the levels of inflation, which is also putting some short-term pressure on our EBITDA margins.

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

In light of the uncertainty relating to the spread of COVID-19, we have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, billers and partners, and we may take further precautionary measures. In particular, governmental authorities have at times instituted, and in the future may institute, shelter-in-place policies and other restrictions in many jurisdictions in which we operate or maintain significant operations, which policies and restrictions have at times required our employees to work remotely. Even though many of the shelter-in-place policies or other governmental restrictions have been lifted, we are taking, and expect to continue to take, a measured and careful approach to having employees return to offices and travel for business. To the extent our employees are required to work from our offices, we may experience turnover from employees unwilling to return to the office. These precautionary measures and policies could negatively impact employee productivity, training and collaboration or otherwise disrupt our business operations. In addition, such restrictions impact certain of our sales efforts, marketing efforts and implementations, adversely affecting the effectiveness of such efforts in some cases, delaying potential revenue recognition and potentially inhibiting future growth.

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

Transactions Processed

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Growth	2022	2021	% Growth
	(in millions)			(in millions)
Transactions processed	92.2	70.6	30.6%	269.6	197.2	36.7%

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The number of transactions processed during the three and nine months ended September 30, 2022 increased approximately 30.6% and 36.7%, respectively, as compared to the same periods in 2021. The increase was primarily driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions.

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

Contribution Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Gross profit	$37,857	$31,164	$108,539	$87,639
Plus: other cost of revenue	13,277	9,488	38,704	25,563
Contribution profit	$51,134	$40,652	$147,243	$113,202

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the three and nine months ended September 30, 2022 increased approximately 26.0% and 30.1%, respectively, as compared to the same periods in 2021. The increase was primarily driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions. For the three and nine months ended September 30, 2022, contribution profit increased at a slower rate than transactions due to a continued mix shift to larger, high volume clients.

Adjusted Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Gross profit	$37,857	$31,164	$108,539	$87,639
Stock-based compensation	—	—	—	—
Amortization	3,186	1,398	8,575	3,610
Adjusted gross profit	$41,043	$32,562	$117,114	$91,249

Adjusted gross profit for the three and nine months ended September 30, 2022 increased approximately 26.0% and 28.3%, respectively, as compared to the same periods in 2021. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization in cost of revenue. The percentage increase in adjusted gross profit is lower than the percentage increase in contribution profit due to additional other cost of revenue recorded related to the PayVeris, LLC or Payveris, and Finovera, Inc., or Finovera, acquisitions. The increase in amortization was driven by additional capitalization of software costs as well as amortization of acquired intangibles associated with our acquisitions of Payveris and Finovera.

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net (loss) income	$(737)	$422	$(1,470)	$4,635
Excluding
Interest income, net	(504)	(11)	(594)	(4)
Provision for (benefit from) income taxes	296	701	(2,397)	5,423
Depreciation and amortization	6,158	3,647	17,518	8,587
Foreign exchange (gain) loss	28	16	(52)	8
Stock-based compensation	2,002	754	4,622	1,885
Other nonrecurring expenses(1)	769	—	769	2,711
Adjusted EBITDA	$8,012	$5,529	$18,396	$23,245
(1)
Other nonrecurring expenses consist of indirect costs incurred associated with our IPO in the nine months ended September 30, 2021 and an estimated liability booked in the three months ended September 30, 2022 related to the potential costs of terminating a commercial contract.

As adjusted EBITDA is a measure of profitability, it would generally be expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. Adjusted EBITDA decreased in the nine months ended September 30, 2022 as compared to the same period in 2021 due to our investment in sales and marketing and research and development in order to drive future growth of the business as well as the increased costs associated with being a public company and the impact of the Payveris and Finovera acquisitions.

Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net cash provided by operating activities	$(1,949)	$6,600	$5,143	$19,357
Purchases of property and equipment and software	(368)	(261)	(1,163)	(825)
Other intangible assets acquired	(125)	--	(248)	--
Capitalized internal-use software development costs	(7,793)	(4,737)	(22,257)	(13,473)
Free cash flow	$(10,235)	$1,602	$(18,525)	$5,059
Net cash used in investing activities(1)	$(8,286)	$(62,118)	$(23,668)	$(71,418)
Net cash provided by financing activities	$18,722	$4,724	$42,940	$220,948
(1)
Net cash used in investing activities includes payments for purchases of property and equipment and software and costs related to capitalized internal-use software development, which is also included in our calculation of free cash flow.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)

Revenue	$128,152	$101,676	$364,825	$287,393
Cost of revenue(1)	90,295	70,512	256,286	199,754
Gross profit	37,857	31,164	108,539	87,639
Operating expenses
Research and development(1)	10,350	8,818	30,925	24,469
Sales and marketing(1)	19,048	11,314	53,089	29,041
General and administrative(1)	9,376	9,904	29,038	24,067
Total operating expenses	38,774	30,036	113,052	77,577
(Loss) income from operations	(917)	1,128	(4,513)	10,062
Other income (expense)
Interest income (expense), net	504	11	594	4
Foreign exchange gain (loss)	(28)	(16)	52	(8)
(Loss) income before income taxes	(441)	1,123	(3,867)	10,058
(Provision for) benefit from income taxes	(296)	(701)	2,397	(5,423)
Net (loss) income	$(737)	$422	$(1,470)	$4,635
(1)
Stock-based compensation expense was allocated in cost of revenue and operating expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$—	$—	$—	$—
Research and development	507	110	1,080	141
Sales and marketing	612	56	1,062	92
General and administrative	883	588	2,480	1,652
Total stock-based compensation	$2,002	$754	$4,622	$1,885

The following table presents the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	70.5	69.3	70.2	69.5
Gross profit	29.5	30.7	29.8	30.5
Operating expenses
Research and development	8.1	8.7	8.5	8.5
Sales and marketing	14.9	11.1	14.6	10.1
General and administrative	7.3	9.7	8.0	8.4
Total operating expenses	30.3	29.6	31.0	26.9
(Loss) income from operations	(0.7)	1.1	(1.2)	3.6
Other income (expense)
Interest income (expense), net	0.4	—	0.2	—
Foreign exchange gain (loss)	—	—	—	—
(Loss) income before income taxes	(0.3)	1.1	(1.1)	3.5
(Provision for) benefit from income taxes	(0.2)	(0.7)	0.7	(1.9)
Net (loss) income	(0.6%)	0.4%	(0.4%)	1.6%

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$128,152	$101,676	$26,476	26.0

The increase in revenue was primarily due to an increase in the number of transactions processed, which was driven by the implementation of new billers, increased transactions from our existing billers and additional transactions as a result of the Payveris and Finovera acquisitions, offset by the decrease in revenue we received per transaction on a blended basis.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$90,295	$70,512	$19,783	28.1
Gross profit	$37,857	$31,164	$6,693	21.5
Gross margin	29.5%	30.6%

The increase in cost of revenue was driven by the increase in revenue and transactions processed as it consists primarily of interchange fees and processor costs, driven by higher average bill amounts due primarily to inflation, as well as other direct and indirect costs associated with making our platform available to our billers.

Gross margin decreased for the three months ended September 30, 2022 due to an increase in amortization expense included in cost of revenue associated with the Payveris and Finovera acquisitions.

Operating Expenses

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Operating expenses
Research and development	$10,350	$8,818	$1,532	17.4
Sales and marketing	19,048	11,314	7,734	68.4
General and administrative	9,376	9,904	(528)	(5.3)
Total operating expenses	$38,774	$30,036	$8,738
Percentage of total revenue
Research and development	8.1%	8.7%
Sales and marketing	14.9%	11.1%
General and administrative	7.3%	9.7%

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

General and Administrative Expenses

The decrease in general and administrative expenses was primarily due to lower costs for our directors and officers insurance and corporate premiums, a reduction in lease cost and a decreases in employee-related costs, primarily from a reduction in executive salaries and our bonus accrual.

Other Income (Loss)

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest income, net	$504	$11	$493	n/m
Foreign exchange loss	(28)	(16)	(12)	75.0

___________

n/m – not meaningful

The changes in interest income, net was primarily due to the increase in the federal reserve rates which had a positive impact on our included government issued securities, which are included in cash and cash equivalents on the balance sheet. The changes in foreign exchange loss were immaterial.

Income Taxes

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Provision for income taxes	$(296)	$(701)	$405	(57.8)

The change in provision for income taxes for the three months ended September 30, 2022 as compared to the same period in the prior year, was primarily due to changes in pre-tax (loss) and income and the result of excess tax benefits on stock-based compensation, state taxes, foreign income taxed at different rates and permanent tax adjustments related to nondeductible executive compensation, in addition to a valuation allowance recorded against the net deferred tax assets.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$364,825	$287,393	$77,432	26.9

The increase in revenue was primarily due to an increase in the number of transactions processed, which was driven by the implementation of new billers, increased transactions from our existing billers and additional transactions as a result of the Payveris and Finovera acquisitions, offset by the decrease in revenue we received per transaction on a blended basis.

Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$256,286	$199,754	$56,532	28.3
Gross profit	$108,539	$87,639	$20,900	23.8
Gross margin	29.8%	30.5%

The increase in cost of revenue was driven by the increase in revenue and transactions processed as it consists primarily of interchange fees and processor costs, driven by higher average bill amounts due primarily to inflation, as well as other direct and indirect costs associated with making our platform available to our billers.

Gross margin decreased for the nine months ended September 30, 2022 due to an increase in amortization expense included in cost of revenue associated with the Payveris and Finovera acquisitions.

Operating Expenses

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Operating expenses
Research and development	$30,925	$24,469	$6,456	26.4
Sales and marketing	53,089	29,041	24,048	82.8
General and administrative	29,038	24,067	4,971	20.7
Total operating expenses	$113,052	$77,577	$35,475
Percentage of total revenue
Research and development	8.5%	8.5%
Sales and marketing	14.6%	10.1%
General and administrative	8.0%	8.4%

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

Other Income (Loss)

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest income, net	$594	$4	$590	n/m
Foreign exchange gain (loss)	52	(8)	60	n/m

___________

n/m – not meaningful

The changes in interest income (expense), net and foreign exchange gain were immaterial.

Income Taxes

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Benefit from (provision for) income taxes	$2,397	$(5,423)	$7,820	(144.2)

The change in benefit from (provision for) income taxes for the nine months ended September 30, 2022 as compared to the same period in the prior year, was primarily due to changes in pre-tax (loss) and income and the result of excess tax benefits on stock-based compensation, state taxes, foreign income taxed at different rates and permanent tax adjustments related to nondeductible executive compensation, in addition to a valuation allowance recorded against the net deferred tax assets.

Liquidity and Capital Resources

Sources and Uses of Funds

As of September 30, 2022, we had $148.3 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees and subscriptions. Our principal uses of cash are funding operations and capital expenditures.

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

Historical Cash Flows

The following table summarizes our condensed consolidated cash flows.

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in)
Operating activities	$5,143	$19,357
Investing activities	(23,668)	(71,418)
Financing activities	42,940	220,948
Effects of foreign exchange on cash	(329)	24
Net increase in cash, cash equivalents and restricted cash	$24,086	$168,911

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

Net cash provided by operating activities for the nine months ended September 30, 2022 was $5.1 million. Net loss was $1.5 million, adjusted for non-cash charges of $22.0 million consisting primarily of depreciation and amortization, stock-based compensation, and non-cash lease expense, which contributed positively to operating activities. This was offset by net cash outflows of $15.4 million provided by changes in our operating assets and liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2021 was $19.4 million. Net income was $4.6 million, adjusted for non-cash charges of $15.7 million consisting primarily of depreciation and amortization, stock-based compensation, and non-cash lease expense, which contributed positively to operating activities. This was offset by net cash outflows of $1.0 million provided by changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Cash used in our investing activities consists primarily of cash paid for acquisitions, capitalized internal-use software development costs, purchases of property and equipment and intangible assets.

Net cash used in investing activities for the nine months ended September 30, 2022 consisted of $22.3 million of capitalized internal-use software development costs, $1.2 million of purchases of property and equipment and $0.2 of other intangible assets acquired.

Net cash used in investing activities for the nine months ended September 30, 2021 consisted of $57.1 million of cash paid for acquisitions, net of cash and restricted cash acquired and contingent consideration, $13.5 million of capitalized internal-use software development costs and $0.8 million of purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from the IPO and private placement and proceeds from stock option exercises, changes in financial institution funds in-transit offset by the redemption of the Series A preferred stock, payment of deferred offering costs related to the IPO, and payments on capital lease and other financing arrangements and principal payments on debt.

Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of an increase in financial institution funds in-transit of $44.2 million and proceeds from stock option exercises of $1.5 million, offset by $2.7 million of payments on finance leases and other financing obligations.

Net cash provided financing activities for the nine months ended September 30, 2021 consisted of proceeds from the IPO of $224.6 million, proceeds from the private placement of $50.0 million, increase in financial institution funds in-transit of $6.6 million and proceeds of $0.8 million from the repayment of a related party loan, offset by $23.0 million for the redemption of the Series A preferred stock, $34.4 million for the repayment of dividends on the Series A preferred stock, $1.7 million of payments on finance leases and other financing obligations and $2.0 million of payments of deferred offering costs directly related to our IPO.

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

Interest Rate Risk

Our cash and cash equivalents consist of bank deposits and money market funds with original maturities of three months or less. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. We do not believe, as of September 30, 2022, that a hypothetical 10% increase or decrease in interest rates would have had a material impact on the value of our cash equivalents or investment portfolio.

Foreign Currency Exchange Risk

Certain of our operations are conducted in foreign currencies. While we have generated substantially all of our revenue from billers in the United States, we have foreign currency risks related to revenue denominated in other currencies, such as the Canadian dollar. In addition, we have significant operations outside of the United States, particularly in Canada and India, where expenses are denominated in the local currency. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions, although we may do so in the future. We do not believe, as of September 30, 2022, that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have had a material effect on operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As of September 30, 2022, our material weaknesses were as follows:

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

Remediation Plan

We believe we have made significant progress toward remediation of the material weaknesses described above. We have updated the design of permissions of our general ledger accounting system to allow for effective restricted access and segregation of duties to govern the preparation and review of journal entries. Additional remediation measures are ongoing and include the following:

•
continuing to hire additional personnel with public company experience for our accounting and finance function;
•
enhanced and documented management review controls over journal entries and the identification and review of complex transactions;
•
secured the general ledger accounting system by implementing Single Sign-On (SSO); and
•
designing and implementing additional change management and access controls for our relevant IT applications to further restrict privileged access and implementing controls to review activities, which may materially affect our financial statements, for those users who have privileged access.

While we believe these efforts will remediate the material weaknesses, these material weaknesses cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K, the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our Class A common stock. During the nine months ended September 30, 2022, there were no material changes to the risk factors as described in our 2021 Form 10-K. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1	Warrant Agreement, dated as of August 29, 2022, by and between Paymentus Holdings, Inc. and JPMC Strategic Investments | Corporation.	8-K	001-40429	10.1	August 30, 2022
10.2+	Confirmatory Employment Letter by and between Paymentus Holdings, Inc. and Paul Seamon.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PAYMENTUS HOLDINGS, INC.

Date: November 10, 2022	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Paul Seamon
Paul Seamon
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)