Form 10-K
period 2022-12-31
Paymentus Holdings, Inc.
filed 2023-03-03
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40429

Paymentus Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-3188251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11605 N. Community House Road, Suite 300 Charlotte, NC	28277
(Address of principal executive offices)	(Zip Code)

(888) 440-4826

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PAY	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 28, 2023, there were 19,987,016 shares of the Registrant’s Class A common stock outstanding and 103,306,842 shares of the Registrant’s Class B common stock outstanding. The aggregate market value of the Class A common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $211.0 million based on the closing sale price of the Class A common stock as reported by the New York Stock Exchange on that date of $13.37 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Registrant's fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report titled “Risk Factors.” The following is a summary of the principal risks we face, any of which could adversely affect our business, operating results, financial condition or prospects:

•
Our historical growth rate may not be sustainable or indicative of future growth, and our business could be harmed if we fail to manage our infrastructure to support future growth.
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
•
Widespread health issues or pandemics could have a material adverse impact on our employees, billers, financial institutions, partners, consumers and other key stakeholders, which could materially and adversely impact our business, operating results and financial condition.
•
We are subject to economic risk and inflationary pressures, the business cycles and credit risk of our billers, financial institutions and partners and their consumers, and the overall level of consumer, business and government spending, which could negatively affect our business, operating results and financial condition.
•
The markets in which we participate are competitive, and if we do not compete effectively, our business, operating results and financial condition could be harmed.
•
Our revenue is sensitive to shifts in payment mix, and if more consumers start paying their bills by payment methods with lower transaction fees, it could materially impact our operating results.
•
We expect fluctuations in our operating results, which will make it difficult to project future results and may cause the market price of our Class A common stock to decline.
•
We depend on payment processors, sponsor banks and third-party printers to process bill payments made on our platform, and our business, operating results and reputation could be harmed if we experience service interruptions related to these processors.
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
•
AKKR controls us, and its interests may conflict with ours or yours in the future.
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
•
our ability to timely implement and recognize revenue from new billers and financial institutions;
•
our expectations regarding our revenue, expenses and other operating results;
•
the impact of widespread health issues or pandemics on our operating results, liquidity and financial condition and on our employees, billers, financial institutions, partners, consumers and other key stakeholders;
•
our market opportunity and anticipated trends in our business and industry;
•
our ability to remain competitive as we continue to scale our business;
•
our ability to develop new product features and enhance our platform;
•
our ability to hire and retain experienced and talented employees as we grow our business;
•
general economic conditions, including inflation, and their impact on consumer demand, average bill amounts and interchange fees;
•
our ability to realize the anticipated benefits of past or future acquisitions or strategic investments in complementary companies, products or technologies and our ability to manage the potential business disruption and diversion of management attention caused by such acquisitions;
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

PART I

Item 1. Business

Overview

We are a leading provider of cloud-based bill payment technology and solutions. We deliver our next-generation product suite through a modern technology stack to more than 1,900 biller business and financial institution clients. Our platform was used by approximately 27 million consumers and businesses in North America in December 2022 to pay their bills, make money movements and engage with our clients. We serve billers of all sizes that primarily provide non-discretionary services across a variety of industry verticals, including utilities, financial services, insurance, government, telecommunications and healthcare. We also serve financial institutions by providing them with a modern platform that their customers use for bill payment, account-to-account transfers and person-to-person transfers. By powering this comprehensive network of billers and financial institutions, each with their own set of bill payment requirements, we believe we have created an enviable feedback loop that enables us to continuously drive innovation, grow our business and uniquely improve the electronic bill payment experience for participants in the bill payment ecosystem.

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

•
Integrated: Our library of over 400 integrations to core accounting software systems, including customer information systems, or CIS (which are software systems used to efficiently manage customer processes and data and often include bill pay, customer service and forecasting and analytics tools), and enterprise resource planning, or ERP, systems (which are software systems used to collect, store, manage and interpret data from many business activities, typically including accounting systems); as well as core financial institution processing platforms and certain digital banking providers, helps connect disparate systems across the electronic bill payment value chain.
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
•
Other Partners: Other partners benefit from our IPN in a variety of ways, such as enabling bill payment for consumers across the U.S. For example, we enable Walmart's consumers to pay their bills either in-store at retail locations or online via Walmart's retail websites or mobile apps, and enable in-person cash payments at more than 90,000 retail locations in the Green Dot network.

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

Billers and Consumers Are Underserved by Financial Institutions

Traditional financial institutions have been slow to adopt modern digital bill payment technologies and the legacy providers which the financial institutions rely on have failed to innovate. Over the last decade, U.S. online consumer bill payment volume made through a bank’s bill payment solution has decreased significantly. We believe this reduction is driven by consistent under-investment by financial institutions and legacy providers in their bill payment platforms, resulting in a poor consumer experience. Generally, consumers must manually add billers to a financial institution’s system and are generally limited to automated clearing house, or ACH, or other legacy payment channels rather than omni-channel payment capabilities. Ultimately, the lack of optionality and transparency inherent to a financial institution’s bill payment solutions creates an opportunity that we seek to address.

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

Data Is Being Underutilized

Consumer bill payment transactions are rich repositories of data that can be used to significantly improve the electronic bill payment experience. We believe the bill payment industry has under-invested in the technology required to capture and analyze this data. As the industry continues to evolve around changing consumer preferences and the emergence of new payment technologies, data and analytics plays an increasingly important role in improving the full transaction value chain. Our proprietary transactional data creates workflow efficiencies and provides insights (such as payment methods depending on bill size and bill type) that strengthen the connection between billers and consumers.

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

Consumer Engagement: We enable our billers to improve their consumer engagement with targeted communications, such as smart notifications, broadcast messaging, inbound and outbound communications, and campaign management, all of which are managed by our communications management tools. Our engagement modules allow billers to communicate with consumers based on desired characteristics such as regional location, due date, account status (such as late payment), or custom logic. Our billers can also communicate new offerings, incentives for payment and new payment types (such as PayPal). In 2022, our billers sent approximately 145 million emails, sent 40 million text messages and had over 2 million IVR calls using our communications modules.

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

What Sets Us Apart

Paymentus was built on the notion that existing bill payment systems are not equipped to handle how bills will be paid in the future. Our platform is a cloud-native solution that automates the entire bill payments lifecycle between billers and financial institutions and consumers through a single integration, simplifying how consumers pay bills and accelerating billers’ revenue recognition through the following characteristics:

•
Scalable: Our mission-critical platform is designed to support high velocity throughput of daily, non-discretionary consumer bill payments. Our platform is capable of scaling up market to serve large billers, each processing payments for millions of bills per month, while also serving smaller billers, each processing payments for one bill per month. In 2022, we processed approximately 365 million payments and an average of one million payments were made each day using our platform.
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
•
Configurable: Our platform can rapidly and cost-effectively reconfigure our business logic to accommodate the specific requirements of the different end markets we serve. In 2022, approximately 75% of new biller implementations were completed without any code changes or significant development costs. Once configured, we can use these solutions with new and existing billers to expand into new verticals and geographies. For example, in 2022, we extended our platform to support configurable payment plans for a biller in the healthcare vertical. Features deployed include, but are not limited to, early payment discounts based on business rules and permission-based negotiated payments. The capabilities have subsequently been leveraged to support use cases in other verticals and customer implementations without requiring code changes to our platform. By developing products through this platform approach, we believe we are able to drive additional growth and expand the reach of our platform efficiently.
•
Integrated: Our library of over 400 integrations to core accounting software systems, including leading CIS and ERP systems as well as core financial institution processing platforms and certain digital banking providers, helps connect disparate systems across the electronic bill payment value chain. Our billers gain access to the entirety of our biller platform through an easy-to-deploy, single point of access. These integrations allow us to own and control the key components of the electronic bill payment value chain, including accounting and back-end integrations to CIS and ERP systems. Our portfolio of integrations span hundreds of software versions – some of which are decades old but still in use today by many of our billers – which enables us to rapidly integrate with billers and financial institutions. We believe competitors would need to invest significant time and resources in order to replicate our software integration portfolio.
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

Our Financial Institutions

Our network connects our financial institutions to thousands of billers and sources of money movement including virtually every bank and credit union in the US, debit card and credit card payments and multiple digital wallets. The network also enables consumers to make loan payments to our financial institutions from our other network partners. By using open application programming interfaces, or APIs, software development kit, or SDK, widgets and single-sign-on, or SSO, interfaces, our financial institutions have complete flexibility and control over how they integrate and deliver their services including modern digital bill presentment, payment and money movement services.

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

IPN Partners: Our IPN partners work with us to gain access to broader biller networks and provide their consumers with innovative technology to streamline bill payments. Our IPN partners include PayPal, for which we power bill payment capabilities, a leading global ecommerce retailer, through which we offer electronic bill presentment and payment via its AI-assistant voice service and mobile app, Walmart, for which we enhance in-person bill payment capability at Walmart

Money Centers, and Green Dot, to enable in-person cash payments at more than 90,000 retail locations in the Green Dot network. Unlike software and strategic partners, IPN partners typically have direct interactions with consumers, and leverage our platform to connect to our biller network. Through this connection, consumers can initiate bill payments through our IPN partners, which we route to the billers. There are many types of IPN partners, including consumer networks, retailers, banks and financial institutions. We offer consumer networks and retailers increased engagement with consumers by enabling streamlined bill presentment payment experiences for an array of billers through their networks. We similarly offer banks and financial institutions increased engagement with their retail clients. For IPN partners, we will typically receive a fee per transaction processed through our platform and in some cases we pay a referral fee to IPN partners.

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

Our Billers’, Financial Institutions' and Partners’ Consumers

As our platform reaches more consumers, we capture and monetize more payment transactions. In December 2022, approximately 27 million consumers and businesses used our platform to pay their bills. As consumers increasingly demand omni-channel bill payment solutions for more of their bills, we attract more billers and partners who look to our platform to meet that demand.

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

In the biller-direct market, legacy providers have been slow to respond to biller and consumer needs because their systems are expensive to maintain and are not nimble enough to keep up with the pace of innovation. As a result, they do not offer the breadth of channels and payment methods demanded by consumers, nor the integration and analytics capabilities required by billers. We also compete on pricing, particularly in certain lower-margin industries where lower cost pricing can outweigh higher product quality and an enhanced customer experience.

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

As of December 31, 2022, we held 22 issued U.S. patents and one issued Canadian patent related to our proprietary technologies. As of December 31, 2022, we also held one allowed, seven published and two pending U.S. patent applications, and three pending PCT patent applications. If our currently issued patents are maintained until the end of their terms, they will expire between 2025 and 2040. The expiration of these patents is not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. In addition, as of December 31, 2022, we owned 10 registered U.S. trademarks and one registered trademark in each of the European Union, India, Japan, New Zealand and United Kingdom. We also held 10 pending trademark applications in the U.S., two pending trademark applications in each of China and India, and one pending trademark application in each of Australia and Canada.

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

In the United States, various laws and regulations apply to the security, collection, processing, storage, use, disclosure and other processing of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, and state and local laws relating to privacy and data security. Additionally, the FTC and many state attorneys general have interpreted and are continuing to interpret federal and state consumer protection laws to impose standards for the online collection, use, dissemination, processing and security of data. In addition, many states in which we operate have enacted laws that protect the privacy and security of sensitive and personal data, such as the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, in California. Certain other state laws impose similar privacy obligations, such as in New York, Nevada, Virginia, Colorado, Connecticut and Utah, and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. In addition, several foreign countries and governmental bodies, including the European Union, or EU, have established their own laws, rules and regulations addressing privacy, data protection and information security with regard to the handling and processing of sensitive and personal data obtained from their residents with which we or our billers, financial institutions or partners may need to comply. These laws and regulations, such as the General Data Protection Regulation, or GDPR, are in certain cases more restrictive than those in the United States. Because we process individually identifiable protected health information in certain cases, we are also subject to certain obligations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, as well as certain state laws and related contractual obligations.

We are also subject to the rules and standards of Visa, Mastercard, American Express, the National Automated Clearinghouse Association, or NACHA, and INTERAC and other payment networks and their participants. In order to provide our payment processing services, we must be registered either indirectly or directly as service providers with the payment networks that we use. As such, we are subject to applicable card association and payment network rules, standards and regulations, which impose various requirements and could subject us to a variety of fines or penalties that may be levied by such associations or networks for certain acts or omissions. Card associations and payment networks and their member financial institutions regularly update and generally expand security expectations and requirements related to the security of consumer data and environments. Failure to comply with the networks’ requirements, or to pay the fees or fines they may impose, could result in the suspension or termination of our registration with the relevant payment networks and therefore require us to limit or cease providing the relevant payment processing services. It could also cause existing billers, financial institutions or partners, their consumers or other third parties to cease using or referring our services or prospective billers, financial institutions or partners to terminate negotiations with us.

Further, we and our billers, financial institutions and partners are subject to a variety of U.S. state and federal laws, rules and regulations related to telemarketing, recording and monitoring of communications, such as the Telephone Consumer Protection Act, or TCPA, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN-SPAM Act and others, because our platform enables our billers and partners to communicate directly with their consumers, including via e-mail, text messages and calls, and also enables recording and monitoring of calls between our billers, financial institutions and partners and their consumers for training and quality assurance purposes.

In addition to the laws and regulations described above, various regulatory agencies in the United States and in foreign jurisdictions continue to examine a wide variety of issues which are or may be applicable to us and may impact our business. These issues include payments, identity theft, account management guidelines, privacy, disclosure rules, cybersecurity and marketing. The Consumer Financial Protection Bureau, or CFPB, and several states have recently provided guidance or prohibitions against the use of convenience or similar “pay-to-pay” fees in certain industries that may impact us and our billers. The laws and regulations relating to financial services, privacy, data protection and information security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. As our business continues to develop and expand, including internationally, we continue to monitor the additional laws and regulations that may become relevant. Any actual or perceived failure to comply with legal and regulatory requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, including class action litigation, consent decrees and injunctions, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, damages, fines, penalties, adverse publicity, reputational damage and constraints on our ability to continue to operate.

For additional discussion on governmental regulation and payment network operating rules affecting our business, please see the section titled “Risk Factors—Risks Related to Regulation.”

Employees and Human Capital Resources

As of December 31, 2022, we employed 1,260 full-time employees and no part-time employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

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

Risks Related to Our Business and Industry

Our historical growth rate may not be sustainable or indicative of our future growth.

Our historical growth rate, including in payment volumes, may not be sustainable or indicative of our future growth. Even though the number of billers, financial institutions and consumers who use our platform has grown rapidly in recent years, there can be no assurance that we will be able to attract new billers and financial institutions or retain existing billers and financial institutions. Our costs associated with retaining revenue from existing billers and financial institutions are substantially lower than costs associated with attracting and generating revenue from new billers and financial institutions or costs associated with generating increased adoption of our platform by existing billers and financial institutions. Therefore, if we are unable to retain revenue from existing billers and financial institutions, even if related losses are offset by an increase in new billers and financial institutions or increased adoption of our platform by existing billers, our operating results could be adversely impacted.

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
•
our ability to execute timely implementations of new billers and financial institutions to meet their expectations;
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

The historical growth we have experienced in our business places significant demands on our operational infrastructure. The scalability and flexibility of our platform depends on the functionality of our technology and network infrastructure and its ability to handle increased traffic and demand for bandwidth. The growth in the number of billers, financial institutions and partners using our platform and the number of bills processed through our platform has increased the amount of data that we process. Any problems with the transmission of increased data and bills could result in harm to our brand or reputation. Moreover, as our business grows, we will need to devote additional resources to improving our operational infrastructure and continuing to enhance its scalability in order to maintain the performance of our platform, including customer support, risk and compliance operations and professional services. Any failure of or delay in these efforts could result in service interruptions, impaired system performance and reduced biller, financial institution, partner and consumer satisfaction and retention. If sustained or repeated, these performance issues could reduce the attractiveness of our platform to billers, financial institutions and partners and could result in lost biller, financial institution and partner opportunities, higher attrition rates and service level penalties, any of which could hurt our revenue growth, biller, financial institution and partner loyalty and our reputation. Even if our efforts to scale our business are successful, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could adversely affect our business, operating results and financial condition.

Moreover, our historical growth has placed, and will likely continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We have grown substantially and intend to further expand our overall business, including headcount, with no assurance that our revenue will continue to grow or grow sufficiently to offset the costs associated with increased headcount. As we grow, we will be required to continue to improve our operational and financial controls and reporting procedures and we may not be able to do so effectively. Furthermore, some members of our management have limited experience managing a large public company, so our management may not be able to effectively manage such growth in a public company environment. In managing our growing operations, we are also subject to the risks of over-hiring and over-compensating our employees and over-expanding our operating infrastructure, particularly during periods of higher than normal inflation. As a result, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses.

In addition, we believe that an important contributor to our success has been our corporate culture, which we believe fosters innovation, and is rooted in a philosophy of aligning our success with that of billers, financial institutions, partners and consumers. As a result of our growth, a significant portion of our employees have been with us for fewer than three years. As we continue to grow and develop the infrastructure of a public company, we must effectively integrate, develop and motivate a growing number of new employees, who will be dispersed geographically, with our headquarters in Charlotte, North Carolina and a large employee presence across the United States and in Toronto, Canada and Delhi, India. Our geographically dispersed workforce may make it more difficult for our management to manage our growth effectively and preserve our corporate culture. In addition, we must preserve our ability to execute quickly in further developing our platform and implementing new features and tools. In addition, a remote workforce resulting from the recent COVID-19 pandemic has created challenges to our corporate culture. As a result, we may find it difficult to maintain our corporate culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to recruit and retain personnel, to continue to perform at current levels or to execute on our business strategy effectively and efficiently.

If we are unsuccessful in establishing, growing or maintaining partnerships, our ability to compete could be impaired, and our operating results may suffer.

We rely on integration of our end-to-end electronic bill payment solution into third-party software products, which enables us to power such software products’ bill payment capabilities. We also rely on strategic partners, such as U.S. Bank, JPMorgan Chase and a major payroll solutions provider, and industry-expert partners to refer new billers to our platform. Additionally, the IPN is our patented and proprietary network that enables partners, such as PayPal, Walmart, Green Dot, a leading global ecommerce retailer and banks, to embed our end-to-end electronic bill payment solution into their ecosystems through a single point of access. Collectively, our software, strategic and IPN partners drive increased transaction volume and adoption of our platform.

To grow our business, we will seek to expand our existing and establish additional relationships with strategic, software and IPN partners. Establishing such relationships, particularly with financial institutions and other large enterprises, entails extensive sales and marketing efforts with no guarantee of success. Sales and marketing to large organizations involve risks that may not be present, or that are present to a lesser extent, with sales and marketing to other, smaller organizations. We must invest significant time educating and selling to multiple management and technical decision-makers to obtain their support. In addition, we may be required to meet wide-ranging and detailed ancillary requirements. For example, financial institutions generally require us to submit to an exhaustive security audit, given the sensitivity and importance of storing consumer billing and payment data on our platform. Adoption is also frequently subject to budget constraints and unplanned administrative, processing and other delays, including considerable efforts to negotiate and document relationships. Further, platform deployment and integration with partners’ software and other solutions requires significant efforts. If we are unable to increase adoption of our platform by partners and manage the costs associated with marketing our platform to potential partners and integrating with their systems, our business, operating results and financial condition may be adversely affected. In addition, if we are unsuccessful in establishing, growing or maintaining partnerships, our ability to compete could be impaired, and our operating results may suffer. If we lose one or more of our largest partnerships, we could also lose associated biller relationships or payment channels and our business, operating results and financial condition could be harmed.

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

The increased costs associated with these and other investments we may make in our business may fail to generate the expected benefits. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial condition will be harmed, and we may not be able to maintain profitability over the long term. In particular, we expect net income and adjusted EBITDA may decline in the near-term as we make investments in our platform and our IPN, incur increased operating costs associated with being a public company, integrate our recent acquisitions and amortize the identifiable intangible assets that we recorded in conjunction with our recent acquisitions.

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

Large enterprise billers and large financial institutions also make product purchasing and adoption decisions based in part or entirely on factors, or perceived factors, not directly related to the features of platforms, including, among others, a biller’s projections of business growth, uncertainty about economic conditions, capital budgets, anticipated cost savings from the implementation of our platform, potential preference for such biller’s or financial institutions' internally-developed software and billing solutions, perceptions about our business and platform, more favorable terms offered by potential competitors and previous technology investments. In addition, certain decision-makers and other stakeholders within potential billers and financial institutions tend to have vested interests in the continued use of internally developed solutions or other existing electronic payment and billing solutions, which may make it more difficult for us to sell our products. As a result of these and other factors, our sales efforts to large enterprises typically require an extensive effort throughout the organization and a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale. If our sales efforts to a potential biller or financial institution do not result in sufficient revenue to justify our investments, our business, operating results and financial condition could be adversely affected.

Widespread health issues or pandemics could have a material adverse impact on our employees, billers, financial institutions, partners, consumers and other key stakeholders, which could materially and adversely impact our business, operating results and financial condition.

We are subject to many risks associated with widespread health issues, such as the recent COVID-19 pandemic, which can result in significantly curtailed movement of people (both government mandated and voluntary), goods and services. Such risks include, but are not limited to (1) extreme societal, economic and financial market volatility, resulting in business shutdowns and a global economic downturn, (2) uncertainty regarding the duration, timing and severity of the impact of such health issues on consumer behavior, (3) transitioning to and operating our business with a remote workforce, which can negatively impact employee productivity, training and collaboration as well as our sales and marketing efforts and our implementation cycles, (4) increased risks of security breaches or incidents due to remote operations and the costs associated with enhancing the security of our platform, data and internal information technology, or IT, infrastructure, and (5) the disruption of the operations of our billers, financial institutions and partners that may impact our operations. Any or all of these and other risks related to widespread health issues could materially and adversely impact our business, operating results and financial condition.

We are subject to economic risk and inflationary pressures, the business cycles and credit risk of our billers, financial institutions and partners and their consumers, and the overall level of consumer, business and government spending, which could negatively affect our business, operating results and financial condition.

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

The United States economy experienced a period of prolonged economic uncertainty and inflationary conditions in 2022, which was particularly acute in the utility sector and impacted our 2022 financial performance. We expect economic uncertainty and inflationary conditions to continue to impact our 2023 performance. For example, some of our clients deferred anticipated 2022 implementations into 2023 or are reevaluating the development of technology resources, which will delay expected revenue recognition. Furthermore, inflationary pressure resulted in higher average bills, particularly in the utility sector, and increased interchange fees. We may not be able to adjust our pricing to address the inflationary pressures, and our ability to do so typically lags behind the impact of inflation on our clients, the increase in average bill amounts and increased interchange fees. In addition, we may not be able to prudently manage our expenses, and we are seeing ongoing wage pressure in our workforce due to the levels of inflation, which is also putting some short-term pressure on our EBITDA margins. Continued economic uncertainty and inflationary conditions could have a material adverse impact on our business, operating results and financial condition.

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

In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. New market entrants include a variety of payment processing vendors, particularly those focused on online and mobile payments, as well as mobile wallets and other offerings. Many of these new entrants are also potential partners of ours. As we look to market and sell our platform to potential billers, financial institutions or strategic partners with existing solutions, we must convince their internal stakeholders that our platform is superior to their current solutions. Furthermore, some lower margin industries are more sensitive to pricing and may select a lower cost provider over our more advanced solutions.

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

Our growth makes it difficult for us to forecast our future operating results. Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance.

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
•
the impact of widespread health issues on our operating results, liquidity and financial condition and on our employees, billers, financial institutions, partners, consumers and other key stakeholders;
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
•
rising inflation and our ability to adjust pricing and control our costs, including employee wages and benefits and other operating expenses;
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

Any of these and other factors, or the cumulative effect of some of these factors, may cause our operating results to vary significantly. In addition, we have incurred and expect to continue to incur significant additional expenses due to the increased costs of operating as a public company. If the assumptions used to plan our business are incorrect, our revenue may fail to meet our expectations and we may fail to meet profitability expectations. Further, if our quarterly operating results fall below the expectations of investors and securities analysts who follow our Class A common stock or result in a lowering of our financial guidance, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action lawsuits.

We depend on third-party payment processors, sponsor banks and third-party printers to process bill payments made on our platform, and our business, operating results and reputation could be harmed if we experience service interruptions related to these processors.

We depend on third-party payment processors, including PayPal’s Braintree service, sponsor banks and third-party printers to process bill payments made through various channels on our platform, including credit and debit cards, ACH transfers, eChecks and PayPal. The per-transaction settlement fees we pay under our agreements with these processors collectively comprise a significant portion of our cost of revenue. We also rely on payment processors to collect and store payment card information and provide certain fraud detection services. Our multiyear agreements with these processors contain industry-standard terms and conditions, including technical requirements for how we must process and settle transactions and chargebacks. These agreements also obligate us to comply with card networks’ security standards and guidelines, and to reimburse the payment processors for any fines they are assessed by payment networks as a result of any rule violations by us. See the section titled “—Risks Related to Regulation—We are required to comply with payment network operating rules, and changes to such rules or payment network fees could harm our business.”

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

Our primary competition remains the legacy processes that billers and financial institutions have relied on for many years, such as physical bills, physical checks and non-scalable legacy IVR and similar systems, as well as systems developed internally by financial institutions. Our success depends to a substantial extent on the widespread adoption of our cloud-based electronic billing and payment platform as an alternative to these existing solutions and adoption by billers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for several reasons, including concerns about additional implementation and other costs or delays, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our platform. Our ability to expand sales of our platform depends on several factors, including prospective billers’ and financial institutions' awareness of our platform; the timely completion, introduction and market acceptance of enhancements to our platform or new products that we may introduce; the effectiveness of our marketing programs; the costs of our platform and the ability of billers to pass on transaction costs to their consumers; and the success of competing solutions. If we are unsuccessful in developing and marketing our platform, or if organizations do not perceive or value the benefits of our platform as an alternative to legacy systems, the market for our platform may not continue to develop or may develop more slowly than we expect, either of which would harm our business, operating results and prospects.

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

Our success and future growth depend upon the continued services of our management team and other key employees. Dushyant Sharma, our founder, chairman, president and chief executive officer, is critical to our overall management, as well as the continued development of our products, partnerships, culture and strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. Certain of our key employees have been with us for a long period of time and have fully vested stock options that may become valuable and are publicly tradable, subject to Rule 144 limitations, which reduces the incentive for each of these key employees to remain at our company. The loss of our founder and chief executive officer, or one or more of our other senior management members, or other key employees, could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.

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

We generate substantially all of our revenue by charging billers and financial institutions fees on a per-transaction basis. As the market for our platform matures, or as new or existing competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing billers and financial institutions or attract new billers and financial institutions at fee levels that are consistent with our pricing model and operating budget. In addition, we may not be able to adjust our pricing to address inflationary pressures, and our ability to do so typically lags behind the impact of inflation on our clients, the increase in average bill amounts and increased interchange fees. Our pricing strategy for new products we introduce may prove to be unappealing to our billers, financial institutions or consumers, and our competitors could choose to bundle certain products and services competitive with ours and offer them at lower prices. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our business, operating results and growth prospects.

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

Many of our agreements with our billers, financial institutions and partners contain service level commitments, including commitments regarding the accuracy of information and data we provide and how quickly we will respond to support inquiries. If we are unable to meet the stated service level commitments or our platform suffers extended periods of unavailability or downtime, we may be contractually obligated to provide these parties with service credits or refunds. In addition, certain billers and financial institutions could shift to using a different solution such that we would no longer be their exclusive payment provider and we could also face contract terminations, either of which would adversely affect our future revenue. Further, any extended service outages could adversely affect our reputation, revenue and operating results.

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

We anticipate expanding our operations internationally by targeting international billers, financial institutions and partners, and further expanding use of our platform internationally among our existing international billers, financial institutions and partners, which will create a variety of operational challenges.

A component of our long-term growth strategy involves expanding our operations internationally. Although we currently generate substantially all of our revenue in the United States, many of our largest billers have billable consumers in international geographies and some of our financial institutions have customers that send money to international geographies. We are continuing to adapt to and develop strategies to expand to international geographies. However, there is no guarantee that such efforts will have the desired effect or that we will be able to grow our international footprint without unexpected delay or expense when international expansion opportunities arise. If we invest substantial time and resources to further expand our operations internationally and are unable to do so successfully, cost-effectively and in a timely manner, our business and operating results may suffer.

Our long-term international operations strategy involves a variety of risks, including:

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

As part of our long-term growth plans, we expect to acquire or invest in additional businesses, products or technologies that we believe could further complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions may divert management’s time and focus from operating our business and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are completed. Acquisitions also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. Completed and future acquisitions may result in unforeseen operational difficulties and expenditures associated with:

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

We have funded our operations since inception primarily through equity financings and cash from operations. We intend to continue to make investments to support our business, which may require us to engage in equity, equity-linked or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. The market prices for other technology companies have been highly volatile, which may also reduce our ability to access capital on favorable terms or at all and adversely impact the market price of our Class A common stock. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, financial condition and prospects. If we incur debt, the debt holders would have rights senior to holders of our Class A common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A common stock in the future. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our Class A common stock.

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

Natural disasters, pandemics or other catastrophic events may cause damage or disruption to our operations, commerce in general and the global economy, and thus could harm our business. Our headquarters are located in Charlotte, North Carolina, and we have a large employee presence in the United States, Toronto, Canada and Delhi, India. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war or terrorist attack affecting regions where we maintain operations or where our data centers are located, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our services, breaches of data security, security incidents, and unauthorized access to or loss, disclosure, modification, misuse, corruption, unavailability, or destruction of critical data, any of which could harm our business, operating results and financial condition. In addition, most of our employees currently work remotely. Given these widespread remote work arrangements, if a natural disaster, power outage, connectivity issue or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

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

The local, state and federal laws, rules, regulations, licensing schemes and industry standards that govern our business, both directly and through our relationships with banks, card networks and other financial services partners, include, or may in the future include, those relating to payments services, such as payment processing and settlement services, anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes and compliance with the Payment Card Industry Data Security Standard, or PCI-DSS, a set of requirements designed to ensure that all companies that process, store or transmit payment card information maintain a secure environment to protect cardholder data. We do not directly collect or store payment card information; instead, we rely on a third-party payment processor to do so. These laws, rules, regulations, licensing schemes and standards are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, self-regulatory organizations and numerous state and local agencies. Currently, we do not possess any permits or licenses from financial regulators. We believe the licensing requirements of federal and state agencies that regulate or monitor banks or other types of providers of electronic commerce services do not apply to us. While our business itself is not currently subject to financial services-related regulation, and we have received confirmation from multiple state regulators that we are not required to obtain money transmitter licenses in those states, the banks, payment networks and card networks that we partner with operate in a highly regulated landscape and there is a risk that those regulations could become directly applicable to us. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes and standards governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes and standards. For example, the Consumer Financial Protection Bureau, or CFPB, and several states have recently provided guidance or prohibitions against the use of convenience or similar “pay-to-pay” fees in certain industries that may impact us and our billers. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

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

We are required to comply with payment network operating rules, and changes to such rules or payment network fees could harm our business.

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

Our billers, financial institutions and consumers store personal and business information, financial information and other sensitive information on our platform. In addition, we receive, store, handle, transmit, use and otherwise process personal and business information and other data from and about actual and prospective billers and financial institutions, as well as our employees and service providers. As a result, we are subject to a variety of laws, rules and regulations relating to privacy, data protection and information security, including regulation by various governmental authorities, such as the FTC, and various state, local and foreign agencies. Our data handling and processing activities are also subject to contractual obligations and industry standard requirements. The legislative and regulatory landscapes for privacy, data protection and information security continue to evolve in jurisdictions worldwide, with an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws or regulations could result in litigation, enforcement actions, damages, fines, penalties or adverse publicity and reputational damage, any of which could have a material adverse effect on our business, operating results and financial condition.

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

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal data and are considering or enacting new laws. Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than international, federal, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, in June 2018, California enacted the CCPA, which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, including the right to access and delete certain personal information, as well as the right to opt-out of certain sales of personal information, and provides for civil penalties for violations and a private right of action for data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, the CPRA, was passed in November 2020. Effective as of January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. The interpretation and enforcement of the CCPA and many aspects of the CPRA remain unclear, and the effects of the CCPA and the CPRA potentially are significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and sanctions and litigation.

Certain other state laws impose similar privacy obligations, and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. For example, the CCPA has prompted the enactment of several new state laws or amendments of existing state laws, such as in New York, Nevada, Virginia, Colorado, Connecticut and Utah. These laws could mark the beginning of a trend toward more stringent privacy legislation in other U.S. states and have prompted a number of proposals for new federal and state-level privacy legislation. This legislation, if passed, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.

In addition, several foreign countries and governmental bodies, including the EU, have established their own laws, rules and regulations addressing privacy, data protection and information security with regard to the handling and processing of sensitive and personal data obtained from their residents with which we or our billers, financial institutions or partners may need to comply. These laws and regulations are in certain cases more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, IP addresses. The EU’s privacy, data protection and information security landscapes are currently evolving, resulting in possible significant operational costs for internal compliance and risk to our business. Within the EU, the GDPR, which went into effect in May 2018, contains numerous requirements and changes from previously existing EU law, including more robust, direct obligations on data processors in addition to data controllers, heavier documentation requirements for data protection compliance programs by companies and significantly increases the level of sanctions for non-compliance as compared to previous EU data protection law. In particular, under the GDPR, EU data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total global turnover for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers and data subjects. We have taken steps to comply with applicable portions of the GDPR, but we cannot assure you that such steps will be sufficient and we may still face the risk of liability under the GDPR. The laws and regulations relating to privacy, data protection and information security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

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

The scope and interpretation of the laws and regulations relating to privacy, data protection and information security that are or may be applicable to us are often uncertain and may be conflicting, as a result of the rapidly evolving regulatory framework for privacy issues worldwide. It is possible that these laws, regulations, rules, self-regulatory standards and other actual or alleged legal obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices, solutions or platform capabilities. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our platform users’ data against loss, misuse, corruption, misappropriation caused by systems failures or unauthorized access. If our policies, procedures or measures relating to privacy, data protection, information security or the processing of data for marketing purposes or consumer communications fail to comply with laws, regulations, policies, legal obligations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity, and could cause our application providers, billers, financial institutions and partners to lose trust in us, and have an adverse effect on our business, operating results and financial condition.

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

Our platform enables our billers and partners to communicate directly with their consumers, including via email, text messages and telephone calls. Our platform also enables recording and monitoring of calls between our billers and partners and their consumers for training and quality assurance purposes. On occasion we also send communications directly to consumers. These activities are subject to a variety of U.S. state and federal laws, rules and regulations, such as the TCPA, the CAN-SPAM Act, and others related to telemarketing, recording and monitoring of communications. The TCPA prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitations on making phone calls and sending text messages to consumers. The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. The TCPA, the CAN-SPAM Act and other communications laws, rules and regulations are subject to varying interpretations by courts and governmental authorities and often require subjective interpretation, making it difficult to predict their application and therefore making compliance efforts more challenging. We and our billers and partners may be required to comply with these and similar laws, rules and regulations. To comply with these laws, rules and regulations, in some cases we rely on our billers and partners to obtain legally required consents from their consumers to receive communications sent using our platform. We cannot, however, be certain that our or their efforts to comply will always be successful. Our business could be adversely affected by changes to the application or interpretation of existing laws, rules and regulations governing our platform’s communication capabilities, or the enactment of new laws, rules and regulations, and by our and our billers’ and partners’ failure to comply with such laws, rules and regulations in using our platform. If any of these laws, rules or regulations were to significantly restrict our or our billers’ or partners’ ability to use our platform to communicate with existing and potential consumers, we may not be able to develop adequate alternative communication modules for our platform. Further, our or our billers’ or partners’ non-compliance with these laws, rules and regulations could result in significant financial penalties, litigation, including class action litigation, consent decrees and injunctions, adverse publicity and other negative consequences, any of which could adversely affect our business, operating results and financial condition and significantly harm our reputation.

If we fail to comply with extensive, complex, overlapping and frequently changing rules, regulations, standards and legal interpretations, our business could be materially harmed.

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

We identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses, identify additional material weaknesses, or if we otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

We are required to comply with the rules of the SEC implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. In addition to disclosing changes that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting on a quarterly basis, we are required to make our first annual assessment of our internal control over financial reporting pursuant to the rules of the SEC implementing Section 404 in this annual report on Form 10-K for the year ended December 31, 2022. However, as an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of December 31, 2023 (the year following our first annual report required to be filed with the SEC) or the date we are no longer an emerging growth company. If our internal control over financial reporting is not effective, management’s report and our independent registered public accounting firm’s report would be adverse.

As of December 31, 2022, material weaknesses were identified in our internal control over financial reporting were identified. These material weaknesses, as well as our remediation plans, are described in Item 9A of this annual report.

While we believe our remediation efforts will remediate the material weaknesses, we may not be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. We cannot provide assurance that the measures we have taken to date and may take in the future will be sufficient to remediate the control deficiencies that led to the identified material weaknesses in internal control over financial reporting or that the measures will prevent or avoid future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods required under SEC rules, could be adversely affected. This may in turn adversely affect our reputation and business and the market price of our Class A common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our Class A common stock and diversion of financial and management resources from the operation of our business.

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

We anticipate expanding internationally as part of our long-term growth strategy and will thus become subject to additional laws and regulations for which we will need to implement new regulatory compliance controls. In some cases, our products are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including U.S. economic and trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, which we collectively refer to as trade controls. As such, a license may be required to export or re-export our products, or provide related services, to certain countries and billers and financial institutions. Further, our products incorporating encryption functionality may be subject to special controls applying to encryption items or certain reporting requirements. The process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities.

Even though we have procedures in place designed to ensure our compliance with trade controls, failure to comply with these controls could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges and reputational harm. Although we have no knowledge that our activities have resulted in violations of trade controls, any failure by us or our partners to comply with applicable laws and regulations would have negative consequences for us, including reputational harm, government investigations and penalties.

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

We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. There has been increased scrutiny in the United States and globally regarding compliance with these laws and regulations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our billers. While we have controls in place that are designed to comply with applicable anti-money laundering and counter-terrorist financing laws and regulations, violations of these laws could subject us to investigations, settlements, prosecution, and other enforcement actions, which could have a material negative impact on our business, financial condition, and results of operations.

We are subject to anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to the FCPA, U.S. domestic bribery laws and other anti-corruption laws in countries outside of the U.S. where we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Although we currently only maintain operations in the United States, Canada and India, as we increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses and other regulatory approvals. Our operations are dependent in part upon transmission bandwidth provided by third-party network providers and access to co-location facilities to house our servers, which in some countries may be state owned. Similarly, some of our billers and financial institutions may be state-owned, in each case exposing us to potential risks. In addition, we, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. We cannot assure you that all of our employees, agents, representatives, business partners and third-party intermediaries will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international business, our risks under these laws may increase.

Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from management as well as significant defense costs and other professional fees. In addition, allegations or violations of anti-corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from government contracting, reputational harm, adverse media coverage and other collateral consequences, all of which may have an adverse impact on our business, operating results, prospects and financial condition.

Changes in our effective tax rate or tax liability may adversely affect our operating results.

Our effective tax rate could increase due to several factors, including:

•
changes in the relative amounts of income before taxes in the various jurisdictions in which we operate due to differing statutory tax rates in various jurisdictions;
•
changes in tax laws, tax treaties and regulations or the interpretation thereof, including the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act and the Emergency Coronavirus Relief Act and the Inflation Reduction Act of 2022;
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

Further, beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. This provision may materially increase our effective tax rate and reduce our operating cash flows over time as we continue to utilize available net operating losses and tax credits.

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

Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. System failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition. In addition, certain of our third-party service providers are required to notify us if they experience a security breach or unauthorized disclosure of certain personal information, or, in some cases, confidential data or information of ours or our billers, financial institutions, partners or consumers, and their failure to timely notify us of such a breach or disclosure may cause us to incur significant costs or otherwise harm our business.

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

Cybersecurity threats and attacks, privacy and cybersecurity breaches, insider threats and malicious internet-based activity and other incidents continue to evolve in nature and become more sophisticated and severe, and providers of cloud-based services have frequently been targeted by such attacks, particularly in the financial technology sector. These cybersecurity challenges, including threats to our own IT infrastructure or those of our billers, financial institutions or partners or their consumers or third-party service providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, biller or financial institution employee fraud, account takeover, check fraud or cybersecurity attacks, to “mega breaches” targeted against cloud-based services and other hosted software. A cybersecurity incident or breach could result in loss, compromise, corruption or disclosure of confidential information, intellectual property and sensitive and personal data and impair our ability to provide our solutions and meet our billers’, financial institutions' or partners’ or their consumers’ requirements, or cause production downtimes and compromised data. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our biller and financial institution base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our billers’, financial institutions' or partners’ or their consumers’ sensitive and personal data. Information security risks for technology companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties as well as nation-state and nation-state-supported actors. Additionally, geopolitical events and resulting government activity could lead to information security threats and attacks by affected jurisdictions and their sympathizers. Because of our position in the financial services industry, we believe that we are likely to continue to be a target of such threats and attacks.

We have administrative, technical and physical security measures in place, and we have policies and procedures in place to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy, data protection and information security measures. However, if our privacy, data protection or information security measures or those of the previously mentioned third parties are inadequate, breached or otherwise compromised, including as a result of third-party action, employee or contractor error, malfeasance, malware, phishing, hacking, system error, software bugs or defects in our products, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of, or someone obtains unauthorized access to or exfiltrates funds or accesses, modifies, corrupts, or destroys any sensitive and personal data on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If sensitive and personal data is unavailable, lost, modified, corrupted, or destroyed without authorization or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with remediation and the implementation of additional security measures, and may incur significant liability and financial loss and be subject to regulatory scrutiny, investigations, proceedings and penalties.

In addition, because we leverage third-party service providers, including cloud, software, data center and other critical technology vendors to deliver our solutions to our billers, financial institutions, partners or consumers and their clients, we rely heavily on the data protection and information security technology practices and policies adopted by these third-party service providers. Such third-party service providers have access to sensitive and personal data and other data about our billers, partners and employees, as well as consumers using our products and services to pay the bills of our billers, financial institutions. Some of these providers in turn may subcontract with other third-party service providers. Our ability to monitor our third-party service providers’ data protection and information security practices and policies is limited. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party service providers’ software or systems have not been breached or compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems or the systems of third parties that support us and our services. A vulnerability in our third-party service providers’ software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our third-party solutions. Techniques used to sabotage or obtain unauthorized access to systems are constantly evolving and our third-party service providers may face difficulties or delays in identifying breaches and compromises, and notifying us of any such breaches and compromises. This could cause us to face delays in responding to any such breach or compromise and providing any required notifications to consumers or other third parties.

In addition, our financial institution strategic partners conduct regular audits of our cybersecurity program, and if any of them were to conclude that our systems and procedures are insufficiently rigorous, they could terminate their relationships with us, and our financial results and business would be adversely affected. Under our terms of service and our contracts with strategic partners, if there is a breach of payment information that we store, we could be liable to the partner for their losses and related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our platform. Any perceived or actual security breach or incident, regardless of how it occurs or the extent of the breach or incident, could have a significant impact on our reputation as a trusted brand, cause us to lose existing billers, financial institutions, partners and consumers, prevent us from obtaining new billers, financial institutions, partners and consumers, require us to expend significant funds to remedy problems caused by breaches and incidents and implement measures to prevent further breaches and incidents, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, indemnity obligations, damages for contract breach or penalties for violation of security obligations and costs associated with remediation, such as fraud monitoring and forensics, all of which could divert resources and attention of our management and key personnel away from our business operations and materially and adversely affect our business, operating results and financial condition. Any actual or perceived breach or incident at a third-party service provider providing services to us or our billers, financial institutions, partners or consumers could have similar effects. Further, as a result of a significant number of people continuing to work from home due to the pandemic, these cybersecurity risks may be heightened by an increased attack surface across our business and those of our partners and service providers. We cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such breaches or incidents or protecting sensitive and personal data that they obtain and process on our behalf.

Federal, state and international regulations may require us or our billers, financial institutions or partners to notify governmental entities and individuals of breaches or incidents involving certain types of personal and sensitive data or information technology systems. Any security breach or incident in our industry, whether actual or perceived, could lead to public disclosures and negative publicity, erode consumer, biller, financial institution or partner confidence in the effectiveness of our security measures, negatively impact our ability to attract new billers, financial institutions, partners and consumers, cause existing billers, financial institutions, partners and consumers to elect not to renew or expand their use of our platform, services and products or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, which could materially and adversely affect our business, operating results and financial condition.

In addition, some of our billers, financial institutions and partners contractually require notification of security breaches or incidents and include representations and warranties in their contracts with us that our platform, products and services comply with certain legal and technical standards related to information security and privacy and meet certain service levels. In our contracts, a security breach or incident or operational disruption impacting us or one of our critical vendors, or system unavailability or damage due to other circumstances, may constitute a material breach and give rise to a biller’s, financial institution's or partner’s right to terminate their contract with us. In these circumstances, it may be difficult or impossible to cure such a breach in order to prevent billers, financial institutions or partners from potentially terminating their contracts with us. Furthermore, although our contracts typically include limitations on our potential liability, we cannot ensure that such limitations of liability would be adequate or apply to security breaches or incidents.

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

•
market volatility and economic disruption caused by widespread health issues or pandemics;
•
actual or anticipated fluctuations in our operating results;
•
variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•
any forward-looking financial or operating information we may provide to the public or securities analysts, such as annual guidance, and any changes in this information or our failure to meet expectations based on this information;

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
•
changes in operating performance and stock market valuations of companies in our industry, including our competitors, such as the widespread market revaluation of technology companies generally in 2022;
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

As of December 31, 2022, we had 19,934,331 shares of Class A common stock and 103,306,842 shares of Class B common stock issued and outstanding. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

In addition, 1,361,510 shares of Class A common stock and 4,154,390 shares of Class B common stock were subject to outstanding equity awards as of December 31, 2022. We have registered the offer and sale of all shares of Class A common stock and Class B common stock subject to equity awards outstanding and reserved for issuance under our 2012 Equity Incentive Plan and 2021 Equity Incentive Plan. The shares covered by that registration statement are eligible for resale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the market price of our Class A common stock could decline.

Furthermore, up to 1,193,880 shares of Class A common stock may be issuable pursuant to a warrant agreement with JPMC Strategic Investments I Corporation. These shares will become eligible for sale in the public market to the extent permitted by the vesting terms of the warrant, and Rules 144 and 701 of the Securities Act.

As of December 31, 2022, the holders of approximately 107 million shares of our Class A common stock and Class B common stock, or certain permitted transferees, are entitled to require us to file registration statements for the public resale of the shares of Class A common stock, including shares issuable upon conversion of their shares of Class B common stock, or to include such shares in registration statements that we may file, subject to certain conditions. If we register the offer and sale of shares for the holders of registration rights, those shares can be freely sold in the public market upon registration.

The dual class structure of our common stock and our stockholders agreement have the effect of concentrating voting control with AKKR and our founder and chief executive officer, which limits or precludes your ability to influence corporate matters for the foreseeable future and may depress the market price of our Class A common stock.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, AKKR and our founder and chief executive officer, collectively controlled approximately 99% of the voting power of our outstanding common stock as of December 31, 2022 and therefore are able to control all matters submitted to our stockholders and will continue to control such matters so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock, including the election of directors, amendments of our organizational documents, compensation matters and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

As of December 31, 2022, AKKR controlled approximately 79.1% of the voting power of our outstanding common stock. As a result, AKKR has the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws, and the entering into extraordinary transactions, and the interests of AKKR may not in all cases be aligned with our or your interests.

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

•
the last day of the fiscal year in which we have at least $1.235 billion in annual revenue;
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

Anti-takeover provisions in our charter documents or applicable state law could make an acquisition of us difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our Class A common stock.

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

In addition, certain state laws may discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous.

Any provision of our certificate of incorporation or bylaws, or under any applicable state law, that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Charlotte, North Carolina. We also lease office space in Charlotte, North Carolina, Richmond Hill, Canada (part of the Greater Toronto Area) and in Delhi, Gurugram, and Bangalore, India. The table below sets forth certain information regarding these properties, all of which are leased. We also lease several smaller properties on a month-to-month basis.

Location	Type	Square Footage (approximate)	Lease Expiration
Charlotte, North Carolina	Corporate Headquarters	26,700	March 31, 2027
Richmond Hill, Canada	Office space	56,000	March 31, 2031
Richmond Hill, Canada	Office space	3,000	May 31, 2025
Delhi, India	Office space	4,100	October 23, 2025
Gurugram, India	Office space	19,800	February 1, 2023(1)
Bangalore, India	Office space	4,000	December 31, 2023

_______________

(1) Lease term converted to month-to-month upon expiration.

For leases that are scheduled to expire during the next 12 months, we may negotiate new lease agreements, renew existing lease agreements or relocate to alternate facilities. We believe that our facilities are adequate for our needs and believe that we should be able to renew any of the above leases or secure alternative suitable property without an adverse impact on our operations.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings and subject to claims that arise in the ordinary course of our business, which may include claims relating to contractual disputes, product liability, tort or personal injury, employment, intellectual property or other commercial or regulatory matters. In addition, if current or future government regulations are interpreted or enforced in a manner adverse to our business, including among other things, those related to security and privacy laws, we may be subject to investigations, enforcement actions, penalties, damages, material limitations on our business, and reputational harm. Furthermore, we may become subject to stockholder inspection demands under Delaware law and derivative or other similar litigation. Although the results of legal proceedings and claims cannot be predicted with certainty, we believe we are not currently party to any legal proceedings which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Paymentus Holdings, Inc. Class A common stock is listed on the New York Stock Exchange under the ticker symbol “PAY.” There is no established trading market for our Class B common stock.

Holders

Based on the records of our transfer agent, as of February 28, 2023, there were 41 holders of record of our Class A common stock and 14 holders of record of our Class B common stock. Because a substantial portion of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our board of directors subject to applicable laws and will depend upon, among other factors, our operating results, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on our capital stock may be limited by any future debt instruments or preferred securities.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the fiscal year ended December 31, 2022 have been previously reported in our filings with the SEC.

Purchases of Equity Securities

Except as previously reported in filings with the SEC, there were no repurchases of equity securities during the year ended December 31, 2022. We do not have any publicly announced or other repurchase plans regarding our Class A common stock.

Stock Performance Graph

The following graph and table compare the total stockholder return from May 26, 2021, the date on which our Class A common stock commenced trading on NYSE through December 31, 2022, based on an initial investment of $100 in each of:

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

Comparsion of Cumulative Total Return since IPO
$200.00
$170.00
$140.00
$110.00
$80.00
$50.00
$20.00
May 26, 2021
June 30, 2021
September 30, 2021
December 31, 2021
March 31, 2022
June 30, 2022
September 30, 2022
December 31, 2022
Paymentus Holdings, Inc.
S&P 500 Index
S&P Information Technology

	May 26, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Paymentus Holdings, Inc.	$100.00	$123.76	$109.48	$57.12	$47.60	$61.88	$47.60	$38.08
S&P 500 Index	100.00	90.46	87.48	79.10	81.60	75.70	71.72	76.80
S&P Information Technology	100.00	111.44	108.04	94.60	94.88	88.92	83.20	86.88

We will neither make nor endorse any predictions as to future stock performance or whether the trends depicted in the graph above will continue or change in the future.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, those discussed in “Special Note Regarding Forward-Looking Statements” and those discussed in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K.

A discussion of changes in our results of operations from fiscal year 2020 to fiscal year 2021 and a discussion of our liquidity and capital resources for 2020 has been omitted from this Annual Report on Form 10-K but may be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of

the Years Ended December 31, 2021 and 2020” and “—Liquidity and Capital Resources—"Sources and Uses of Funds" and "—Historical Cash Flows" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 3, 2022, which is available free of charge on the SECs website at www.sec.gov and our website at https://ir.paymentus.com/home/default.aspx.

Overview

We are a leading provider of cloud-based bill payment technology and solutions. We deliver our next-generation product suite through a modern technology stack to more than 1,900 biller business and financial institution clients. Our platform was used by approximately 27 million consumers and businesses in North America in December 2022 to pay their bills, make money movements and engage with our clients. We serve billers of all sizes that primarily provide non-discretionary services across a variety of industry verticals, including utilities, financial services, insurance, government, telecommunications and healthcare. We also serve financial institutions by providing them with a modern platform that their customers use for bill payment, account-to-account transfers and person-to-person transfers. By powering this comprehensive network of billers and financial institutions, each with their own set of bill payment requirements, we believe we have created an enviable feedback loop that enables us to continuously drive innovation, grow our business and uniquely improve the electronic bill payment experience for participants in the bill payment ecosystem.

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

Impact of Economic and Inflationary Trends

In 2022, the United States economy experienced inflationary conditions, increased interest rates and two consecutive quarters of decreased gross domestic product. While we believe our business is resilient and can generally weather unusual levels of inflation, the economic uncertainty and continuing inflationary pressures, which have been particularly acute in the utility sector, impacted our 2022 financial performance and will likely impact our 2023 performance. For example, some of our clients have deferred anticipated 2022 implementations into 2023 or are reevaluating the development of technology resources, which will delay expected revenue recognition. Furthermore, inflationary pressure is resulting in higher average bills, particularly in the utility sector, and increased interchange fees. While we are seeking to adjust our prices to address the inflationary pressures, our ability to do so typically lags behind the impact of inflation on our clients, the increase in average bill amounts and increased interchange fees. We intend to continue to manage through this uncertain economic environment by working closely with clients on implementations and price adjustments. In addition, although we are focused on prudent expense management, we are seeing ongoing wage pressure in our current workforce due to the levels of inflation, which is also putting some short-term pressure on our EBITDA margins.

Potential Impacts of the Widespread Health Issues or Pandemics

We are subject to many risks associated with widespread health issues, such as the recent COVID-19 pandemic, which can result in significantly curtailing the movement of people, goods and services in the United States, where we generate substantially all of our revenue, and worldwide, where we are targeting future growth. Precautionary measures we may take and government policies instituted in the event of future widespread health issues could negatively impact employee productivity, training and collaboration or otherwise disrupt our business operations. In addition, such restrictions may impact certain of our sales efforts, marketing efforts and implementations, adversely affecting the effectiveness of such efforts in some cases and potentially inhibiting future growth.

In addition, widespread health issues may disrupt the operations of our billers and partners for an indefinite period of time, which in turn could negatively impact our business and operating results. See the section titled “Risk Factors—Widespread health issues or pandemics could have a material adverse impact on our employees, billers, financial institutions, partners, consumers and other key stakeholders, which could materially and adversely impact our business, operating results and financial condition.”

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

Acquiring New and Maintaining Existing Billers and Financial Institutions

Our future growth depends on the continued adoption of our platform by new billers and financial institutions, as well as maintaining our existing billers and financial institutions. We intend to continue investing in our efficient go-to-market strategies, increasing brand awareness and driving adoption of our platform and products. We had more than 1,900 billers and financial institution clients as of December 31, 2022, including billers of all sizes and across numerous vertical markets and financial institutions of all sizes. Our ability to attract new, and maintain existing, billers and financial institutions and drive adoption of our platform will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts. Our growth and performance also depends on our ability to promptly implement and begin recognizing revenues from our new billers and financial institutions.

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

Investing in Sales and Marketing

We will continue to expand efforts to market our platform through our diversified sales and marketing strategy. We intend to invest in sales and marketing strategies that we believe will drive further brand awareness and preference among our billers, financial institutions, partners and consumers. Given the nature of our biller, financial institution, and partner base, our investment in sales and marketing in a given period may not impact results until subsequent periods. We approach sales and marketing spend strategically to maintain efficient biller and partner acquisition.

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

Transactions Processed

	Year Ended December 31,
	2022	2021	2020
	(in millions)

Transactions processed	366.8	280.5	195.0

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The number of transactions processed during the year ended December 31, 2022 increased approximately 30.8% as compared to 2021.The number of transactions processed during the year ended December 31, 2021 increased approximately 43.8% as compared to 2020. The increase for both years was primarily driven by the addition of new billers and increased transactions from our existing billers.

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

Adjusted EBITDA

We calculate adjusted EBITDA as net income before other income (expense) (which consists of interest income (expense), net and foreign exchange gain (loss)), depreciation and amortization, income taxes, adjusted to exclude the effects of stock-based compensation expense and certain nonrecurring expenses that management believes are not indicative of ongoing operations, consisting primarily of professional fees and other indirect charges associated with our initial public offering, or IPO.

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

Contribution Profit

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Gross profit	$149,678	$121,380	$92,627
Plus: other cost of revenue	51,622	37,098	27,876
Contribution profit	$201,300	$158,478	$120,503

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the year ended December 31, 2022 increased approximately 27.0% as compared to 2021 and increased approximately 31.5% for the year ended December 31, 2021 as compared to 2020. The increase in both years was primarily driven by the addition of new billers and increased transactions from our existing billers. For 2022, contribution profit increased at a slower rate than transactions processed due to a continued mix shift to larger, high volume clients.

Adjusted Gross Profit

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Gross profit	$149,678	$121,380	$92,627
Stock-based compensation	—	—	—
Amortization	12,077	6,005	3,513
Adjusted gross profit	$161,755	$127,385	$96,140

Adjusted gross profit for the year ended December 31, 2022 increased 27.0% as compared to 2021 and increase 32.5% for the year ended December 31, 2021 as compared to 2020. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization in cost of revenue. The increase in amortization was driven by additional amortization of capitalization of software costs as well as amortization of acquired intangibles associated with the 2021 acquisition of Payveris and Finovera.

Adjusted EBITDA

(1) Other nonrecurring expenses consists of indirect costs incurred associated with completion of our IPO in 2021 and an estimated liability booked in 2022 related to the potential cost of terminating a commercial contract.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net (loss) income	$(513)	$9,300	$13,711
Excluding
Interest (expense) income, net	(1,663)	6	(52)
Provision for (benefit from) income taxes	(795)	1,066	4,653
Depreciation and amortization	24,063	13,295	8,069
Foreign exchange loss (gain)	(5)	1	116
Stock-based compensation	6,736	3,136	1,994
Other nonrecurring expenses(1)	769	2,711	—
Adjusted EBITDA	$28,592	$29,515	$28,491

As adjusted EBITDA is a measure of profitability, it would generally be expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. However, it decreased from 2021 to 2022 due to our investment in sales and marketing and research and development in order to drive future growth of the business as well as the increased costs associated with being a public company and the impact of the Payveris and Finovera acquisitions.

Free Cash Flow

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$19,867	$19,493	$35,620
Purchases of property and equipment	(1,257)	(979)	(458)
Other intangible assets acquired	(280)	(130)	—
Capitalized internal-use software development costs	(29,763)	(19,300)	(14,389)
Free cash flow	$(11,433)	$(916)	$20,773
Net cash used in investing activities(1)	$(34,560)	$(77,809)	$(15,137)
Net cash provided by financing activities	$(37,283)	$213,487	$(1,358)

(1) Net cash used in investing activities includes payments for purchases of property and equipment and costs related to capitalized internal-use software development, which is also included in our calculation of free cash flow.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)

Revenue	$497,001	$395,524	$301,767
Cost of revenue(1)	347,323	274,144	209,140
Gross profit	149,678	121,380	92,627
Operating expenses
Research and development(1)	41,220	34,122	24,510
Sales and marketing(1)	73,295	43,917	31,842
General and administrative(1)	38,139	32,968	17,847
Total operating expenses	152,654	111,007	74,199
(Loss) income from operations	(2,976)	10,373	18,428
Other income (expense)
Interest income (expense), net	1,663	(6)	52
Foreign exchange gain (loss)	5	(1)	(116)
(Loss) income before income taxes	(1,308)	10,366	18,364
(Provision for) benefit from income taxes	795	(1,066)	(4,653)
Net (loss) income	$(513)	$9,300	$13,711

(1)
Stock-based compensation expense was allocated in cost of revenue and operating expenses as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$—	$—	$—
Research and development	1,647	517	27
Sales and marketing	1,736	280	34
General and administrative	3,353	2,339	1,933
Total stock-based compensation	$6,736	$3,136	$1,994

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Year Ended December 31,
	2022	2021	2020

Revenue	100.0%	100.0%	100.0%
Cost of revenue	69.9	69.3	69.3
Gross profit	30.1	30.7	30.7
Operating expenses
Research and development	8.3	8.6	8.1
Sales and marketing	14.7	11.1	10.6
General and administrative	7.7	8.4	5.9
Total operating expenses	30.7	28.1	24.6
(Loss) income from operations	(0.6)	2.6	6.1
Other income (expense)
Interest income (expense), net	0.3	—	—
Foreign exchange gain (loss)	—	—	—
(Loss) income before income taxes	(0.3)	2.6	6.1
(Provision for) benefit from income taxes	0.2	(0.3)	(1.5)
Net (loss) income	(0.1%)	2.3%	4.6%
Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$497,001	$395,524	$101,477	25.7

The increase in revenue was primarily due to an increase in the number of transactions processed, which was driven by the implementation of new billers, increased transactions from our existing billers and additional transactions as a result of the Payveris and Finovera acquisitions, offset by a decrease in the revenue we received per transaction on a blended basis.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$347,323	$274,144	$73,179	26.7
Gross profit	$149,678	$121,380	$28,298	23.3
Gross margin	30.1%	30.7%

The increase in cost of revenue was driven by the increase in revenue and transactions processed as it consists primarily of interchange fees and processor costs, driven by higher average bill amounts due primarily to inflation, as well as other direct and indirect costs associated with making our platform available to our billers.

Gross margin was consistent during the year ended December 31, 2022 as compared to the same period in 2021.

Operating Expenses

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Operating expenses
Research and development	$41,220	$34,122	$7,098	20.8
Sales and marketing	73,295	43,917	29,378	66.9
General and administrative	38,139	32,968	5,171	15.7
Total operating expenses	$152,654	$111,007	$41,647
Percentage of total revenue
Research and development	8.3%	8.6%
Sales and marketing	14.7%	11.1%
General and administrative	7.7%	8.4%

Research and Development Expenses

The increase in research and development expenses was primarily due to an increase in employee-related costs, including benefits due to an increase in headcount as we continued to invest in building and adding additional features and functionality to our platform. Additionally, we incurred increased hosting costs as we transitioned from data center to the cloud and an increase stock-based compensation associated with equity grants.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to an increase in employee-related costs, including benefits, as we continued to expand our sales and marketing efforts with additional headcount in order to continue to drive our growth. In addition, we incurred amortization expense related to the identifiable intangible assets from the 2021 Payveris and Finovera acquisitions, as well as increased stock-based compensation associated with routine grants.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to the increased costs of operating as a public company, including increases in employee-related costs, including benefits and stock-based compensation, due to an increase in general and administrative headcount.

Other Income (Loss)

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest income, net	$1,663	$(6)	$1,669	n/m
Foreign exchange gain (loss)	5	(1)	6	n/m

The change in interest income, net was primarily due to interest expense recorded for finance leases offset by interest on the higher cash balance as a result of the IPO.

Income Taxes

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Benefit from (provision for) income taxes	$795	$(1,066)	$1,861	(174.6)

The change in benefit from (provision for) income taxes, as well as the increase in our effective tax rate, which increased to 60.8% for the year ended December 31, 2022 as compared to 10.4% for the same period in the prior year, was primarily due to the excess tax benefits on stock-based compensation from option exercises, offset by the impact of non-deductible expenses for executive compensation, state taxes and the valuation allowance recorded against the net U.S. deferred tax assets. Further, the decline in pre-tax income to nearly break-even from the prior year also had the effect of causing rate impact items to have a higher percentage impact on the rate overall given the smaller base of pre-tax income.

Liquidity and Capital Resources

Sources and Uses of Funds

As of December 31, 2022, we had $147.3 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees and subscriptions. Our principal uses of cash are funding operations, which primarily consist of employee-related costs, and acquisitions. Currently, we do not have any material planned capital expenditures in the next 12 months.

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

Historical Cash Flows

The following table summarizes our consolidated cash flows.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by (used in)
Operating activities	$19,867	$19,493	$35,620
Investing activities	(34,560)	(77,809)	(15,137)
Financing activities	(37,283)	213,487	(1,358)
Effects of foreign exchange on cash, cash equivalents and restricted cash	(168)	(8)	114
Net (decrease) increase in cash, cash equivalents and restricted cash	$(52,144)	$155,163	$19,239

Net Cash Provided by Operating Activities

Our primary source of operating cash is revenue from payment transaction fees. Our primary uses of operating cash are personnel-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners. Net cash provided by operating activities mainly consists of our net income (loss) adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, other non-cash income and expense items, and net changes in operating assets and liabilities.

Net cash provided by operating activities for the year ended December 31, 2022 was $19.9 million, primarily consisting of our net loss of $0.5 million, non-cash charges of $24.1 million in depreciation and amortization, $2.1 million in non-cash lease expense related to our operating right-of-use assets, $2.1 million in amortization of contract asset, $6.7 million in stock-based compensation, $0.3 million in the provision for credit losses, $3.0 million for deferred income taxes, and net cash outflows of $11.9 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities include a $24.3 million increase in accounts and other receivables due to higher sales and relative timing of our cash collections, and an increase of $1.8 million in operating lease liabilities, due to new leases added. These amounts were partially offset by a $4.8 million increase in accounts payable due to the timing of payments, an increase of $3.4 million in accrued liabilities, increase of $3.3 million in contract liabilities, $1.5 million in income taxes receivable, net and a decrease of $1.2 million in prepaid expenses.

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

Net cash used in investing activities for the year ended December 31, 2022 consisted of $29.8 million of capitalized internal-use software development costs, $3.3 million of cash paid for acquisitions, net of cash acquired and $1.3 million of purchases of property and equipment and intangible assets.

Net cash used in investing activities for the year ended December 31, 2021 consisted of $57.4 million of cash paid for acquisitions, net of cash and restricted cash acquired and contingent consideration, $19.3 million of capitalized internal-use software development costs and $1.1 million of purchases of property and equipment and intangible assets.

Net Cash (Used in) Provided by Financing Activities

Cash provided by (used in) financing activities consists primarily of proceeds from the IPO and private placement and option exercises offset by the redemption of the Series A preferred stock, payment of deferred offering costs related to the IPO, changes in financial institution funds in-transit, and payments on capital lease and other financing arrangements and principal payments on debt.

Net cash used in financing activities for the year ended December 31, 2022 consisted of a decrease in financial institution funds in-transit of $33.4 million, $5.3 million of payments on finance leases and other financing obligations, offset by proceeds of $1.5 million from the exercise of stock options.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and commitments in cash as of December 31, 2022:

	Payments Due by Period:
	Total	Less than 1 Year	1 - 3 Years	3 -5 Years	More than 5 Years
	(in thousands)

Operating lease liabilities(1)	11,070	1,880	3,700	2,827	2,663
Finance lease liabilities(2)	102	102	—	—	—
Purchase obligations(3)	8,100	4,416	3,684	—	—
	$19,272	$6,398	$7,384	$2,827	$2,663
(1)
Consists of operating lease liabilities for our offices and data centers.
(2)
Consists of finance lease liabilities for equipment.
(3)
Consists of purchase obligations which were not recognized on the balance sheet as of December 31, 2022, related primarily to infrastructure services and IT software and maintenance service costs.

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

Revenue Recognition

Application of the accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction or an agent can require considerable judgment. We have concluded that we are typically the principal in our payment processing arrangements as we control the service on our platform. We also typically contract directly with our billers and have complete pricing latitude on the processing fees charged to our billers. As such, we bear the credit risk for network fees and transactions charged back to the biller. In circumstances where we have minimum revenue or transaction commitments, determining the appropriate accounting treatment of fixed and variable consideration may require considerable judgment.

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

Interest Rate Risk

Our unrestricted cash and cash equivalents consist of bank deposits and money market funds with original maturities of three months or less. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Interest income associated with our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. In addition, we have no variable interest rate indebtedness. As of December 31, 2022, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents, investment portfolio or expenses.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Paymentus Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paymentus Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 3, 2023

We have served as the Company’s auditor since 2020.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$147,334	$168,386
Restricted cash and cash equivalents	2,351	—
Restricted funds held for financial institutions	—	33,443
Accounts and other receivables, net of allowance of $370 and $102	67,789	43,935
Income tax receivable	1,493	2,488
Prepaid expenses and other current assets	9,994	8,184
Total current assets	228,961	256,436
Property and equipment, net of accumulated depreciation and amortization of $5,744 and $4,791	1,823	2,044
Capitalized internal-use software development costs, net	46,032	30,888
Intangible assets, net	36,017	42,088
Goodwill	131,851	129,413
Operating lease right-of-use assets	9,561	7,703
Deferred tax asset	116	163
Other long-term assets	7,178	4,207
Total assets	$461,539	$472,942
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$29,232	$24,748
Accrued liabilities	15,809	12,491
Financial institution funds in-transit	—	33,443
Operating lease liabilities	1,462	1,456
Contract liabilities	4,358	2,173
Income tax payable	635	122
Total current liabilities	51,496	74,433
Deferred tax liability	680	3,318
Operating leases, net of current portion	8,608	6,463
Contract liabilities, net of current portion	2,826	1,713
Finance leases and other finance obligations, net of current portion	750	883
Total liabilities	64,360	86,810
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized as of December 31, 2022 and 2021, respectively; none issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of December 31, 2022 and 2021, respectively; 19,934,331 and 17,251,079 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2	1
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of December 31, 2022 and 2021, respectively; 103,306,842 and 103,388,082 shares issued and outstanding as of December 31, 2022 and 2021, respectively	10	11
Additional paid-in capital	367,767	356,017
Accumulated other comprehensive (loss) income	(22)	168
Retained earnings	29,422	29,935
Total stockholders’ equity	397,179	386,132
Total liabilities and stockholders' equity	$461,539	$472,942

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$497,001	$395,524	$301,767
Cost of revenue	347,323	274,144	209,140
Gross profit	149,678	121,380	92,627
Operating expenses
Research and development	41,220	34,122	24,510
Sales and marketing	73,295	43,917	31,842
General and administrative	38,139	32,968	17,847
Total operating expenses	152,654	111,007	74,199
(Loss) income from operations	(2,976)	10,373	18,428
Other income (loss)
Interest income (expense), net	1,663	(6)	52
Foreign exchange gain (loss)	5	(1)	(116)
(Loss) income before income taxes	(1,308)	10,366	18,364
Benefit from (provision for) income taxes	795	(1,066)	(4,653)
Net (loss) income	$(513)	$9,300	$13,711
Undeclared dividends on Series A preferred stock	--	(2,258)	(5,186)
Net (loss) income attributable to common stock	$(513)	$7,042	$8,525
Net (loss) income per share attributable to common stock
Basic	$—	$0.06	$0.08
Diluted	$—	$0.06	$0.08
Weighted-average number of shares used to compute net (loss) income per share attributable to common stock
Basic	122,099,437	112,763,261	103,479,239
Diluted	122,099,437	118,821,925	106,207,883

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(513)	$9,300	$13,711
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax	(190)	(48)	67
Comprehensive (loss) income	$(703)	$9,252	$13,778

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A				Additional			Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income	Equity
Balances at December 31, 2019	23,013	$—	103,479,239	$517	$27,181	$(579)	$41,336	$149	$68,604
Stock-based compensation	—	—	—	—	1,994	—	—	—	1,994
Related party loan receivable	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	67	67
Net income	—	—	—	—	—	—	13,711	—	13,711
Balances at December 31, 2020	23,013	$—	103,479,239	$517	$29,175	$(579)	$55,047	$216	$84,376
Issuance of Class A common stock in connection with initial public offering and private placement, net of offering costs, underwriting discounts and commissions	—	—	13,880,950	1	272,633	—	—	—	272,634
Conversion of common stock to Class B common stock in connection with initial public offering	—	—	—	(506)	506	—	—	—	—
Redemption of Series A preferred stock in connection with initial public offering	(23,013)	—	—	—	(23,013)	—	(34,412)	—	(57,425)
Issuance of warrant	—	—	—	—	4,802	—	—	—	4,802
Retirement of treasury stock in connection with initial public offering	—	—	—	—	(579)	579	—	—	—
Issuance of Class A common stock for acquisitions	—	—	2,655,252	—	68,229	—	—	—	68,229
Issuance of Class A common stock for stock option exercises	—	—	616,220	—	315	—	—	—	315
Issuance of Class B common stock for stock option exercises	—	—	7,500	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,136	—	—	—	3,136
Repayment of related party loan receivable	—	—	—	—	813	—	—	—	813
Other comprehensive loss	—	—	—	—	—	—	—	(48)	(48)
Net income	—	—	—	—	—	—	9,300	—	9,300
Balances at December 31, 2021	--	$—	120,639,161	$12	$356,017	$--	$29,935	$168	$386,132
Issuance of warrant	—	—	—	—	3,478	—	—	—	3,478
Change in estimate of warrants expected to vest	—	—	—	—	46	—	—	—	46
Issuance of Class A common stock for stock-based awards	—	—	2,602,012	—	1,490	—	—	—	1,490
Stock-based compensation	—	—	—	—	6,736	—	—	—	6,736
Other comprehensive loss	—	—	—	—	—	—	—	(190)	(190)
Net loss	—	—	—	—	—	—	(513)	—	(513)
Balances at December 31, 2022	--	$—	123,241,173	$12	$367,767	$--	$29,422	$(22)	$397,179

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net (loss) income	$(513)	$9,300	$13,711
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,063	13,295	8,069
Deferred income taxes	(2,981)	(660)	1,638
Stock-based compensation	6,736	3,136	1,994
Non-cash lease expense	2,135	2,497	2,802
Amortization of contract asset	2,058	669	—
Provision for credit losses	268	106	100
Change in operating assets and liabilities
Accounts and other receivables	(24,287)	(14,736)	(8,689)
Prepaid expenses and other current and long-term assets	1,211	1,346	840
Accounts payable	4,766	7,380	14,636
Accrued liabilities	3,400	(44)	2,759
Operating lease liabilities	(1,832)	(2,443)	(2,641)
Contract liabilities	3,299	474	184
Income taxes receivable, net of payable	1,544	(827)	217
Net cash provided by operating activities	19,867	19,493	35,620
Cash flows from investing activities
Business combinations, net of cash and restricted cash acquired	(3,260)	(57,400)	(290)
Other intangible assets acquired	(280)	(130)	—
Purchases of property and equipment	(1,257)	(979)	(458)
Capitalized internal-use software development costs	(29,763)	(19,300)	(14,389)
Net cash used in investing activities	(34,560)	(77,809)	(15,137)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriter's discounts and commissions	—	224,595	—
Proceeds from private placement	—	50,000	—
Redemption of Series A preferred stock	—	(23,013)	—
Payment of dividends on Series A preferred stock	—	(34,412)	—
Proceeds from repayment of related party loan	—	813	—
Proceeds from exercise of stock-based awards	1,490	315	—
Financial institution funds in-transit	(33,443)	1,984	—
Payments of deferred offering costs	—	(1,961)	—
Payments on other financing obligations	(5,062)	(4,562)	(1,035)
Payments on finance leases	(268)	(272)	(323)
Net cash (used in) provided by financing activities	(37,283)	213,487	(1,358)
Foreign currency effect on cash, cash equivalents and restricted cash	(168)	(8)	114
Net (decrease) increase in cash, cash equivalents and restricted cash	(52,144)	155,163	19,239
Cash, cash equivalents and restricted cash
Beginning of period	201,829	46,666	27,427
End of period	$149,685	$201,829	$46,666
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$672	$2,487	$2,891
Non-cash investing activities:
Fair value of Class A common stock issued for acquisitions	$—	$66,229	$—
Property and equipment purchases in accounts payable	81	268	7
Business acquisition liability in accrued liabilities and finance leases and other finance obligations, net of current portion	740	813	—
Non-cash financing activities:
Prepaid insurance funded through short-term borrowings	$4,625	$5,756	$1,389
Issuance of warrant and change in estimate of warrants expected to vest	3,524	4,802	—
Property and equipment acquired through finance lease liabilities	—	—	814
Intangibles acquired through other financing obligations	—	—	55
The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
The below table reconciles cash, cash equivalents, and restricted cash in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:
Cash and cash equivalents	$147,334	$168,386	$46,666
Restricted cash	2,351	—	—
Restricted funds held for financial institutions	—	33,443	—
Total cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$149,685	$201,829	$46,666

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Description of Business

Paymentus Holdings, Inc. and its wholly owned subsidiaries (“Paymentus” or “the Company”) provides electronic bill presentment and payment services, enterprise customer communication and self-service revenue management to billers and financial institutions through a Software-as-a-Service, (“SaaS”), secure, omni-channel technology platform. The platform seamlessly integrates into a biller’s core financial and operating systems to provide flexible and secure access to payment processing of credit cards, debit cards, eChecks and digital wallets across a significant number of channels including online, mobile, IVR, call center, chatbot and voice-based assistants. Paymentus was incorporated in the state of Delaware on September 2, 2011 with office locations in Charlotte, North Carolina, Richmond Hill, Ontario (Canada), and Delhi, Bangalore and Gurugram (India). In September 2022, the Company's headquarters were moved from Redmond, Washington to Charlotte, North Carolina. Paymentus continues to evaluate reestablishing its headquarters in or around the Seattle, Washington area in 2023.

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

Foreign Currency

The reporting currency of the Company is the United States Dollar. The Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated using the exchange rates at the balance sheet date. Revenue and expenses are translated at average exchange rates during the period. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) or (“AOCI”) as a component of stockholders' equity, and related periodic movements are summarized as a line item in the consolidated statements of comprehensive (loss) income. Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as foreign exchange gain (loss) in the consolidated statements of operations.

Revenue Recognition

The Company generates revenue primarily from payment transaction fees processed through the Company’s platform. The fees are generated as a percentage of transaction value or a specified fee per transaction. For biller transactions the actual fees are dependent on payment type, payment channel or industry vertical. The payment transaction fees are received directly (i) from billers, who absorb the cost, or from customers in the form of a convenience-type fee, or (ii) from financial institutions. Transaction fees are collected for each completed transaction processed through the platform. The Company also earns other revenue, which primarily consists of maintenance revenue and subscription revenue. Other revenue represented approximately 1.3%, 1.2% and 1.4% of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

Contract Assets

Contract assets include unbilled amounts typically resulting from arrangements whereby complete satisfaction of a performance obligation and the right to payment are conditioned on completing additional tasks or services. In addition, the Company has recorded contract assets in connection with warrant agreements with an affiliate of a customer. Following the guidance in ASC 606, the Company accounts for consideration payable in the form of warrants to a customer as a reduction of the transaction price and therefore, of revenue. The Company has estimated the transaction price related to the revenue for this customer inclusive of the estimated value of the warrants earned and expected to be earned over the term of the contract.

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

Assets Recognized From the Costs to Obtain a Contract With a Customer

The Company capitalizes certain costs to obtain contracts with customers, including employee sales commissions, when the commission is tied to new sales and is therefore considered an incremental cost of obtaining a customer. At contract inception, the Company capitalizes commission costs that the Company expects to recover and that would not have been incurred if the contract had not been obtained. Capitalized costs to obtain contracts of $0.6 million are included in prepaid expenses and other current and long-term assets in the consolidated balance sheets. Some of the Company’s sales compensation paid to the sales force is earned based on the margins earned from the contract over the contract term and is contingent on continued employment with the Company by the salesperson. Sales commissions tied to key operating metrics other than new sales, are not considered incremental costs of obtaining a customer and are expensed in the same period as they are earned, rather than being capitalized. The Company records commission expense within sales and marketing expense in the consolidated statements of operations.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statement of operations. These costs were $2.0 million, $1.5 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Self-Insurance

The Company is self-insured for a significant portion of its employee medical exposures. Liabilities for self-insured exposures are accrued at the present value of amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. Accruals for self-insured exposures are included in current and noncurrent liabilities based on the expected periods of payment.

Excess liability insurance has been purchased to limit the amount of self-insured risk on claims.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of deposits required by certain counterparties to merchant counterparty processing agreements and required reserves under certain health insurance policies. Deposit balances are required through the term of the agreement and for six months following the termination of the merchant counterparty processing agreements.

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $353.9 million and $47.4 million as of December 31, 2022 and December 31, 2021, respectively. Part of the increase in custodial accounts at December 31, 2022 was due to the shift of funds from Restricted Funds to the Custodial accounts, which is discussed in the below paragraph. Other increases were related to the timing of when funds were received and subsequently transferred out.

Restricted Funds Held for Financial Institutions and Financial Institution Funds In-Transit

Restricted funds held for financial institutions and the corresponding liability of financial institution funds in-transit represent the timing differences arising between the amounts the Company's sponsor bank receives from the sending financial institutions and the amounts disbursed to the recipient financial institutions. The restricted funds held for financial institutions account is a transaction account maintained at the Company’s sponsor bank for clearing payments from financial institutions (as defined by the U.S. Treasury’s Financial Crimes Enforcement Network) to other financial institutions. Restricted funds held for financial institutions represent restricted cash that, based upon the Company's intent, are restricted solely for satisfying the corresponding obligations to send funds to the various financial institutions. During the fourth quarter 2022, the Company entered into an agreement with a financial institution whereby the financial institution would take over the legal ownership of these funds and operate as the custodial service provider. Once these funds were moved to custodial accounts, the Company no longer had legal ownership or control over these funds, as such the Company no longer has Restricted Funds held for Financial Institutions and Financial Institution Funds In-Transit on the consolidated balance sheet as of December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the years ended December 31, 2022, 2021 and 2020. One customer accounted for more than 10% of accounts receivable for both December 31, 2022 and 2021, and no customer accounted for more than 10% of accounts receivable as of 2020.

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

Accounts and Other Receivables and Allowance for Credit Losses

Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company will evaluate its accounts receivable portfolio to determine if an allowance for credit losses is necessary. The development of the allowance for credit losses is based on an expected loss model that considers reasonable and supportable forecasts of future conditions and a review of past due amounts, historical write-off and recovery experience. Past due balances over 90 days and over a specified amount are reviewed individually for collectability and all other balances are reviewed as a portfolio. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet exposure related to its customers. Other receivables included $3.0 million and $2.5 million in rebates related to interchange fees for the years ended December 31, 2022 and 2021, respectively.

The changes in the allowance for credit losses were as follows (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2020	$100
Charge-offs	(104)
Recoveries	—
Provision for credit losses	106
Balance as of December 31, 2021	$102
Charge-offs	(20)
Recoveries	—
Provision for credit losses	288
Balance as of December 31, 2022	$370

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

Internal-use Software Development Costs

The Company capitalizes qualifying internal-use software development costs related to its platform. The costs consist of personnel costs (including related benefits) that are incurred during the application development stage, as well as implementation costs incurred to fulfill our contracts with customers as they (1) relate directly to the contract, (2) are expected to generate resources that will be used to satisfy the performance obligation under the contract, and (3) are expected to be recovered through revenues generated under the contract. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post implementation operating activities are expensed as incurred. During the years ended December 31, 2022, 2021 and 2020 the Company capitalized $29.8 million, $19.3 million and $14.4 million in software development costs, respectively.

Capitalized costs are amortized over the estimated useful life of the software, which management estimated to be a range of three to five years, and are recorded on a straight-line basis, which represents the manner in which the expected benefit will be derived. Amortization expense is recorded in cost of revenue and operating expenses in the consolidated statement of operations aligned with the internal organizations that are the primary beneficiaries of such assets. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $8.8 million, $4.9 million and $3.5 million of amortization expense in cost of revenue, and $5.9 million, $4.5 million and $3.0 million of amortization expense in operating expenses, respectively.

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

When reviewing goodwill for impairment, the Company performs a qualitative assessment which considers the following circumstances as well as others:

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

The Company completed its annual goodwill impairment test as of November 30, 2022 using a qualitative assessment. The Company did not recognize any impairment of goodwill during the years ended December 31, 2022 or 2021.

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

The Company has leases for office facilities, computer equipment, and data centers. The Company’s leases have remaining initial lease terms of less than one year to approximately five years, some of which include options to extend the leases for up to 4 years, and some of which include options to terminate the leases.

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

Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"). ASU 2021-08 will require companies to apply the definition of a performance obligation under ASU 2014-09, Revenue from contracts with customers (“Topic 606”) to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASU Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements but does not believe it will have a material impact.

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

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Year Ended December 31,
	2022	2021	2020
Payment transaction processing revenue	$490,377	$390,703	$297,494
Other	6,624	4,821	4,273
Total revenue	$497,001	$395,524	$301,767

Remaining Performance Obligations

ASU Topic 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts.

As of December 31, 2022, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $7.2 million, which the Company expects to recognize over 75% within the next two years. The timing of revenue recognition within the next year is largely dependent upon the go-live dates of the Company's contracts.

As of December 31, 2022, the Company has contractual rights under its commercial agreements to receive approximately $58.2 million of fixed consideration related to the future minimum revenue or transaction guarantees through 2026. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Balances

The contract asset balance at December 31, 2022 was $9.7 million of which $2.7 million was included in prepaid expenses and other current assets and $7.0 million was included in other long-term assets in the consolidated balance sheets. The contract asset balance at December 31, 2021 was $5.6 million of which $1.7 million was included in prepaid expenses and other current assets and $3.9 million was included in other long-term assets in the consolidated balance sheets. The increase in the contract asset balance was primarily related to the addition of new warrants, see Note 10 for details. During the year ended December 31, 2022 and 2021, the Company reduced revenue and the related contract assets by $2.1 million and $0.9 million, respectively.

The Company recorded $7.2 million and $3.9 million of contract liabilities in the consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively. Of the $3.9 million contract liabilities included as of December 31, 2021, $2.8 million was related to acquisitions made during the year ended December 31, 2021. The change in the contract liabilities is primarily the result of timing differences between payment from the customer and the Company’s satisfaction of each performance obligation. The revenue recognized that was included in the contract liabilities balance at the beginning of each of the years ended December 31, 2022 and 2021 was $1.0 million and $0.6 million, respectively.

4. Business Combinations

PayVeris, LLC

On September 1, 2021, the Company completed its acquisition of PayVeris, LLC ("Payveris") by acquiring all outstanding equity interests for a total purchase price of approximately $145.5 million, comprised of $85.1 million in cash and 2,364,270 shares of the Company's Class A common stock with a fair value of approximately $60.4 million. Payveris is a payment processing company for financial institutions. The acquisition was expected to increase the addressable market opportunity for the Company's existing solutions while also enhancing Payveris’ platform with real-time capabilities, enhanced electronic bill presentment and additional payment options for banks, credit unions and financial institutions of all sizes.

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

The finalization of the purchase price allocation did not result in any changes to the preliminary estimate. The Company recorded a measurement period adjustment of $8.5 million during the fourth quarter of 2021 to decrease trademarks and increase goodwill related to the refinement of inputs of the acquisition valuation. There were no measurement period adjustments during the year ended December 31, 2022.

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

Finovera, Inc.

On September 2, 2021, the Company completed its acquisition of Finovera by acquiring all outstanding shares for a total purchase price of approximately $12.9 million, net of cash acquired, comprised of $5.0 million in cash of which $0.8 million is being held back by the Company for a period of twenty-four months following the transaction closing date and is recorded in finance leases and other finance obligations, net of current portion in the consolidated balance sheets, and 293,506 shares of the Company's Class A common stock with a fair value of approximately $7.9 million. Finovera was a bill aggregation technology provider for financial institutions. The acquisition of Finovera was expected to increase the addressable market opportunity for the Company's biller and financial institution solutions by, among other things, increasing the availability of certain bill data. Effective March 31, 2022, Finovera was merged with and into Payveris, with Payveris as the surviving company.

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

The finalization of the purchase price allocation did not result in any changes to the preliminary estimate. There were no measurement period adjustments during the year ended December 31, 2022.

The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Finovera's business operations and the assembled workforce. The goodwill is not deductible for income tax purposes.

The fair values and estimated useful lives of the acquired intangible assets by category were as follows (in thousands, except years):

	Fair Value	Useful Life (Years)
Developed Technology	$5,155	4.0
Customer Relationships	893	2.0
Total	$6,048

PROFIT Financial, Inc.

On December 19, 2022, the Company completed its acquisition of PROFIT Financial, Inc. ("PROFIT") by acquiring all outstanding shares of PROFIT for a total purchase price of approximately $4.3 million, net of cash acquired, comprised of $3.3 million cash of which $0.1 million is included as a short term payable at December 31, 2022 and $0.6 million is being held back by the Company for a period of twelve to twenty-four months following the transaction close date and is recorded in finance leases and other finance obligations, net of current portion in the consolidated balance sheets. PROFIT is a financial and accounting software company with offerings to small business. The acquisition of PROFIT is expected to increase the Company's market opportunities for the Company's existing solutions while enhancing the PROFIT platform.

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

Cash	$261
Intangible assets	1,873
Goodwill	2,509
Deferred taxes	(382)
Total	$4,261

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities. The Company will record adjustments to the fair value of net assets acquired and goodwill within 12 months of the measurement period.

The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of PROFIT and the assembled workforce. The goodwill is not deductible for income tax purposes.

The fair values and estimated useful lives of the acquired intangible assets by category were as follows (in thousands, except years):

	Fair Value	Useful Life (Years)
Brand	$45	4.0
Developed Technology	1,828	4.0
Total	$1,873

Costs incurred for the PROFIT acquisition were not material. Costs incurred for the Payveris and Finovera acquisitions were approximately $1.7 million for the year ended December 31, 2021.

The revenue and expenses of the acquired businesses have been included in the Company's consolidated financial results since the acquisition date. Revenues and expenses related to these acquisitions and pro forma results of operations have not been presented for the years ended December 31, 2022 and 2021 because the effects of these acquisitions were not material to the Company's overall operations. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the consolidated statements of operations.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Computer equipment	$5,476	$4,934
Furniture and fixtures	1,672	1,456
Leasehold improvements	419	445
Total property and equipment	7,567	6,835
Less: Accumulated depreciation and amortization	(5,744)	(4,791)
Property and equipment, net	$1,823	$2,044

Depreciation and amortization expense recorded for property and equipment was $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

6. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	United States	Other	Total
Balance as of December 31, 2020	$12,303	$902	$13,205
Goodwill acquired(1)	116,216	—	116,216
Foreign currency translation adjustments	—	(8)	(8)
Balance as of December 31, 2021	$128,519	$894	$129,413
Goodwill acquired(1)	2,509	—	2,509
Foreign currency translation adjustments	—	(71)	(71)
Balance as of December 31, 2022	$131,028	$823	$131,851

(1) The goodwill acquired in the year ended December 31, 2022 is related to the PROFIT acquisition and the goodwill acquired in year ended December 31, 2021 is related to the Payveris and Finovera acquisitions. See Note 4.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$22,631	$(11,965)	$10,666	4.0
License	2,503	(2,503)	—	—
Customer relationship	33,788	(11,695)	22,093	8.0
Software	1,212	(661)	551	3.0
Trademark	4,238	(1,531)	2,707	4.0
Total	$64,372	$(28,355)	$36,017

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$20,837	$(8,655)	$12,182	4.0
License	2,652	(2,652)	—	—
Customer relationship	33,830	(8,021)	25,809	8.0
Software	893	(456)	437	3.0
Trademark	4,193	(533)	3,660	4.0
Total	$62,405	$(20,317)	$42,088

Amortization expense of intangible assets was $8.3 million, $2.9 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020 respectively.

As of December 31, 2022, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
2023	$8,546
2024	8,249
2025	6,756
2026	3,748
2027	3,269
Thereafter	5,449
Total future amortization expense	$36,017

7. Leases

The Company enters into operating and finance leases, primarily related to rental of office space, equipment and data centers. Both operating and finance leases have remaining lease terms which range from less than one year to five years, and often include one or more renewal or termination options. These options are not included in the determination of the lease term at commencement unless it is reasonably certain that the Company will exercise the option.

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$2,460	$2,847
Finance lease cost
Depreciation expense	268	272
Interest on finance lease liabilities	8	16
Total finance lease cost	276	288
Short-term lease cost	972	1,063
Total lease cost	$3,708	$4,198

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$2,103	$2,755
Operating cash flows for finance leases	8	16
Financing cash flows for finance leases	268	272
Right-of-use assets obtained in exchange of operating lease obligations	3,938	2,550
Property and equipment obtained in exchange of finance lease obligations	--	--

Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term (years)
Operating leases	6.6	8.3
Finance leases	0.2	1.2
Weighted-average discount rate
Operating leases	3.24%	2.82%
Finance leases	3.24%	3.24%

The total remaining lease payments under non-cancelable operating and finance leases as of December 31, 2022 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2023	1,880	102
2024	1,855	—
2025	1,845	—
2026	1,766	—
2027	1,061	—
Thereafter	2,663	—
Total minimum lease payments including interest	$11,070	$102
Less imputed interest	(1,008)	--
Total lease liabilities	$10,062	$102

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Payroll and employee-related expenses	$9,214	$8,093
Finance leases and other financing obligations	1,813	2,382
Other accrued liabilities	4,782	2,016
Total	$15,809	$12,491

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

Future minimum payments under other non-cancellable agreements as of December 31, 2022 were as follows (in thousands):

Year Ending December 31,
2023	$4,416
2024	2,965
2025	719
$8,100

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company made $0.9 million of matching contributions to the 401(k) plan for the year ended December 31, 2022. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2021 and 2020.

Legal Matters

The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. For certain pending matters, accruals have not been established because such matters have not progressed sufficiently through discovery, and/or development of important factual information and legal information is insufficient to enable the Company to estimate a range of possible loss, if any. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows as of and for the years ended December 31, 2022, 2021 and 2020.

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

Common Stock

The Company has two classes of common stock: Class A common stock and Class B common stock. In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 883,950,000 shares of Class A common stock and 111,050,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes. Class A and Class B common stock have a par value of $0.0001 per share, and are referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.

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

Series A Preferred Stock

Upon completion of the IPO, the Company used approximately $57.4 million of the net proceeds to redeem all of the issued and outstanding shares of Series A preferred stock (including accrued dividends of $34.4 million). As of December 31, 2022 and 2021, there were no shares of Series A preferred stock issued and outstanding.

Warrant

On May 13, 2021, the Company entered into a warrant agreement with JPMC Strategic Investments I Corporation (“JPMC”), an affiliate of J.P. Morgan Securities LLC, an underwriter in our 2021 IPO, pursuant to which the Company agreed to issue a warrant to JPMC for up to 509,370 shares of Class A common stock upon completion of the IPO at an exercise price of $18.38 per share. Upon completion of the IPO, 382,027 of the warrant shares had vested and are therefore, exercisable. The vesting of the remaining 127,343 shares of Class A common stock underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2025 pursuant to a related commercial agreement with JPMorgan Chase Bank, National Association (“JPM Chase”), an affiliate of JPMC. As discussed below, this commercial agreement was amended in August 2022, and the achievement of certain commercial milestones was extended through December 31, 2026 and minimum revenue commitments were set for each of the calendar years through 2026. Consistent with classification guidance in ASU Topic 606, the Company accounts for the consideration payable in the form of warrants to a customer as a reduction of the transaction price and, therefore, of revenue as the revenue is earned. The warrant fair value was determined using the Black-Scholes pricing model in accordance with ASC 718, Compensation-Stock Compensation.

During 2021, the Company updated the May 2021 warrant value recognized based on the expectation that the probability of achievement of certain milestones would be achieved. The increase was recorded using the fair value determined at the time of grant multiplied by the estimated number of remaining warrants expected to vest. This increase was recorded as additional paid-in capital and as a contract asset included in prepaid expenses and other current assets and other long-term assets in the consolidated balance sheets. The increase made to the May 2021 warrant valuation in 2022 was not material.

On August 29, 2022, the Company entered into a warrant agreement with JPMC, in connection with an amendment to the Company's existing commercial agreement with JPM Chase discussed above, pursuant to which the Company issued a warrant to JPMC for up to 684,510 shares of Class A common stock at an exercise price of $10.10 per share. Upon signing of the warrant agreement, 171,128 of the warrant shares had vested and are therefore, exercisable. The vesting of the remaining 513,382 shares of Class A common stock underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2026 pursuant to the commercial agreement, as amended.

As of December 31, 2022, an aggregate of 588,172 warrants had vested and were exercisable under the outstanding warrant agreements.

11. Stock-Based Compensation

In May 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company's employees and any of its parent or subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year (the "Evergreen Addition") and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. On January 1, 2022 and 2023, pursuant to the Evergreen Addition, approximately 4.8 million and 4.9 million shares of Class A common stock were added to the 2021 Plan issuance reserve. At December 31, 2022, there were 14.1 million remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the year ended December 31, 2022 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2021	6,849,910	$5.05	4.98	$205,010
Options granted	—
Options exercised	(2,480,516)	0.60
Options forfeited	(213,754)	8.66
Outstanding at December 31, 2022	4,155,640	$7.52	5.87	$4,420
Exercisable at December 31, 2022	3,280,611	$7.22	5.71	$4,388

There were no options granted during the year ended December 31, 2022. The weighted average grant date fair value of options granted during the years ended December 31, 2021 and 2020, was $3.38 and $3.71, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the year ended December 31, 2022 and 2021 was $38.5 million and $17.8 million, respectively.

The fair value of options granted during the years ended December 31, 2021 and 2020 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020

Dividend yield	0.0%	0.0%
Risk-free interest rate	0.3% - 0.8%	0.3% - 0.4%
Expected term (in years)	5	5
Expected volatility	38.0%	50.0%

The determination of the fair value of stock options on the date of grant using a Black-Scholes option-pricing model is affected by the fair value of the Company’s common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The valuation assumptions were determined as follows:

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

RSUs

In August 2021, the Company began issuing RSUs to certain employees and nonemployees under the 2021 Plan. A summary of the Company’s RSU activity during the year ended December 31, 2022 was as follows:

		Weighted-
		Average
	Number of	Grant Date
	RSU's Outstanding	Fair Value
Awarded and unvested at December 31, 2021	513,547	$25.93
Awards granted	1,163,428	15.28
Awards vested	(121,496)	25.97
Awards forfeited	(193,059)	17.48
Awarded and unvested at December 31, 2022	1,362,420	$18.03

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

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$—	$—	$—
Operating expenses
Research and development	1,647	517	27
Sales and marketing	1,736	280	34
General and administrative	3,353	2,339	1,933
Total stock-based compensation	$6,736	$3,136	$1,994

At December 31, 2022, there was $2.3 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan, which is expected to be recognized over a remaining weighted-average period of 1.4 years.

At December 31, 2022, there was $22.2 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 3.5 years.

12. Income Taxes

The components of income before income taxes were as follows (in thousands):

	December 31,
	2022	2021	2020
United States	$(4,579)	$7,265	$16,548
Foreign	3,271	3,101	1,816
Total	$(1,308)	$10,366	$18,364

The provision for income taxes consisted of the following (in thousands):

	December 31,
	2022	2021	2020
Current:
Domestic	$1,303	$915	$2,485
Foreign	875	811	534
Total	2,178	1,726	3,019
Deferred:
Domestic	(3,020)	(765)	1,583
Foreign	47	105	51
Total	(2,973)	(660)	1,634
Provision for income taxes	$(795)	$1,066	$4,653

The effective income tax rate differs from the federal statutory income tax rate applied to the income before provision for income taxes due to the following (in thousands):

	December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State taxes	(40.0)%	4.8%	4.3%
Non-deductible executive compensation	(32.4)%	14.3%	—%
Non-deductible IPO expenses	—%	4.5%	—%
Other permanent differences	(8.3)%	0.6%	(0.3)%
Excess tax benefit on stock-based compensation	675.6%	(41.6)%	—%
Difference in prior year tax filings from provision	(22.6)%	4.3%	0.1%
Foreign tax rate differences	0.1%	2.5%	—%
Valuation Allowance	(542.8)%	—%	—%
Other	10.2%	—%	0.2%
	60.8%	10.4%	25.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Stock-based compensation and other accruals	$2,806	$1,895
Federal and state net operating losses	602	3,919
Foreign tax credit	829	741
Operating lease liabilities	4,015	3,732
Fixed assets	--	87
Capitalized research and development costs	5,560	—
Intangible assets (including capitalized internal-use software development costs)	300	—
Other	635	76
Total deferred tax assets	14,747	10,450
Valuation allowance	(7,804)	(744)
Net deferred tax assets	$6,943	$9,706
Deferred tax liabilities:
Intangible assets (including capitalized internal-use software development costs)	--	(9,031)
Goodwill	(3,478)	—
Fixed assets	(119)	(98)
Operating lease right-of-use assets	(3,817)	(3,602)
Foregone foreign tax credit	(93)	(130)
Total deferred tax liabilities	(7,507)	(12,861)
Net deferred tax liabilities	$(564)	$(3,155)

Reported as:
Deferred tax asset (non-current)	$116	$163
Deferred tax liability (non-current)	(680)	(3,318)
Net deferred tax liabilities	$(564)	$(3,155)

The Company had a valuation allowance of $7.8 million and $0.7 million as of December 31, 2022 and 2021, respectively. During 2022, given the cumulative history of losses (after adjusting for permanent differences mainly related to excess tax benefits on stock-based compensation), the Company recorded an increase of $7.1 million to the valuation allowance. This increase represented a full valuation allowance against its net U.S. deferred tax assets as it determined it was more likely than not the Company will not be able to utilize these deferred tax assets. Even though the Company is expecting to report U.S. taxable income for the year ended December 31, 2022, due to the new requirements to capitalize research and development, given the cumulative history of losses it is not more likely than not that the Company will be able to utilize the resulting deferred tax assets in the future. In prior years, the valuation allowance was only recorded against certain acquired state net operating losses and certain excess foreign tax credits.

As of December 31, 2022, the Company had $0.9 million of federal and $4.4 million of state net operating loss carryforwards available to offset future taxable income. State net operating losses, if not utilized, will begin to expire in 2031. A portion of these losses were acquired in the acquisition of Finovera, and therefore are subject to change of control provisions, which limit the amount of acquired tax attributes that can be utilized in a given tax year. The Company does not expect the change of control limitations to significantly impact our ability to utilize these attributes. Furthermore, the Company had an immaterial amount of non-refundable federal investment tax credits as of December 31, 2022 and 2021 in Canada, which are available to reduce future Canadian taxes and, if unused, begin to expire in 2035.

As of December 31, 2022 and 2021, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was not material.

Interest and penalties related to income tax matters are classified as a component of income tax expense and were immaterial for the years ended December 31, 2022, 2021 and 2020. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in various international jurisdictions. The Company’s tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years 2019 and forward generally remain open for examination for federal and state tax purposes. Tax years 2018 and forward generally remain open for examination for foreign tax purposes.

The Company has not recorded foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of foreign operations of approximately $6.9 million and $4.8 million as of December 31, 2022 and 2021, respectively, since such earnings are considered permanently invested.
13. Net (Loss) Income Per Share Attributable to Common Stock

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

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stock (in thousands except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income	$(513)	$9,300	$13,711
Undeclared dividends on Series A preferred stock	—	(2,258)	(5,186)
Net (loss) income attributable to common stock	$(513)	$7,042	$8,525
Denominator:
Weighted-average shares of common stock - basic	122,099,437	112,763,261	103,479,239
Dilutive effect of stock options to purchase common stock	—	6,009,890	2,728,644
Dilutive effect of RSUs	—	19,160	—
Dilutive effect of warrants	—	29,614	—
Weighted-average shares of common stock - diluted	122,099,437	118,821,925	106,207,883
Net (loss) income per share attributable to common stock
Basic	$—	$0.06	$0.08
Diluted	$—	$0.06	$0.08

The following table summarized the securities that were excluded from the computation of diluted net (loss) income per share attributable to common stock as their inclusion would have been antidilutive for the year ended December 31, 2022:

Stock options to purchase common stock	5,335,115
RSUs	996,256
Warrants	456,602

For the years ended December 31, 2021 and 2020, the Company did not have any securities that were excluded from the computation of diluted net income per share attributable to common stock calculations for the periods presented as all options, RSUs and warrants outstanding were considered to be dilutive.

14. Geographic Information

Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$487,068	$387,242	$295,761
Other	9,933	8,282	6,006
Total	$497,001	$395,524	$301,767

Long-lived assets, comprising property and equipment assets, by geographic area were as follows (in thousands):

	December 31,	December 31,
	2022	2021
United States	$706	$588
Other	1,117	1,456
Total	$1,823	$2,044

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

On September 6, 2011, the Company issued a loan to the Company’s Chief Executive Officer for $0.8 million at an interest rate of 2% per annum. The Company recorded the principal amount of $0.8 million as a reduction to additional paid-in capital in the consolidated statements of stockholders’ equity. The Chief Executive Officer and an entity affiliated with him pledged 805 shares of the Company's Series A preferred shares and 1,788,205 common shares as security for the loan. The loan principal and interest were due and payable on September 6, 2026. During the years ended December 31, 2021 and 2020, the Company recognized an immaterial amount of interest income relating to the loan. On March 16, 2021, the Company’s Chief Executive Officer paid in full the loan outstanding in the amount of $0.8 million, plus accrued interest of $0.2 million for a total payment of $1.0 million.

The wife of the Company’s Chief Executive Officer serves as a vice president for the Company. She received aggregate compensation, inclusive of her base salary and bonus of $0.3 million for her employment with the Company for the year ended December 31, 2022, and $0.2 million for each of the years ended December 31, 2021 and 2020. In addition, the son of a member of the Company’s board of directors serves as a vice president of the Company and he received aggregate compensation, inclusive of his base salary and bonus, of $0.3 million for his employment with the Company for each of the years ended December 31, 2022, 2021 and 2020, respectively.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, the Chief Executive Officer and Interim Chief Financial Officer used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based upon this evaluation and as discussed herein, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2022, our internal control over financial reporting was not effective.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by SEC rules for newly public companies.

Remediation Plan

We believe we have made significant progress towards remediation of the material weaknesses described above. We have completed the following remediation measures:

•
updated the design of our general ledger accounting system to allow for effective restricted access and segregation of duties to govern the preparation and review of journal entries;
•
implemented management review controls over journal entries and the identification and review of complex transactions; and
•
secured the general ledger accounting system by implementing single sign-on (SSO).

Additional remediation measures are ongoing and include the following:

•
implementing additional change management and access controls for our relevant IT applications to further restrict privileged access and implementing controls to review activities, which may materially affect our financial statements, for those users who have privileged access; and
•
continuing to hire additional personnel with public company experience for our accounting and finance function.

While we believe these efforts will remediate the material weaknesses, these material weaknesses cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We expect to file a definitive proxy statement relating to our 2023 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report on Form 10-K has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to the information set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders, or the Proxy Statement.

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

(3) Index to Exhibits

See exhibits listed under Part (b) below:

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	8-K	001-40429	3.1	May 28, 2021

3.2	Amended and Restated Bylaws of Paymentus Holdings, Inc.	8-K	001-40429	3.2	November 14, 2022

4.1	Form of Class A Common Stock Certificate	S-1/A	333- 255683	4.1	May 13, 2021

4.2	Registration Rights Agreement, dated as of May 24, 2021, by and among Paymentus Holdings, Inc. and the other signatories thereto	8-K	001-40429	4.1	May 28, 2021

4.3	Description of Securities					X

10.1	Form of Director and Officer Indemnification Agreement	S-1/A	333- 255683	10.1	May 13, 2021

10.2+	2012 Equity Incentive Plan and related form agreements	S-1/A	333- 255683	10.2	May 17, 2021

10.3+	Executive Incentive Compensation Plan	S-1/A	333- 255683	10.4	May 17, 2021

10.4+	Outside Director Compensation Policy	8-K	001-40429	10.2	February 14, 2023

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.5+	Confirmatory Employment Letter by and between the registrant and Dushyant Sharma	S-1/A	333- 255683	10.6	May 17, 2021

10.6+	Confirmatory Employment Letter by and between the registrant and Paul Seamon	10-Q	001-40429	10.2	November 10, 2022

10.7+	Confirmatory Employment Letter by and between the registrant and Gerasimos (Jerry) Portocalis	10-K	001-40429	10.9	March 3, 2022

10.8+	Change in Control and Severance Agreement by and between the registrant and Dushyant Sharma	S-1/A	333- 255683	10.9	May 17, 2021

10.9+	Change in Control and Severance Agreement by and between the registrant and Paul Seamon	8-K	001-40429	10.1	February 14, 2023

10.10+	Change in Control and Severance Agreement by and between the registrant and Gerasimos (Jerry) Portocalis	10-K	001-40429	10.13	March 3, 2022

10.11	Stockholders Agreement, dated as of May 24, 2021, by and among Paymentus Holdings, Inc. and the other signatories thereto	8-K	001-40429	10.1	May 28, 2021

10.12+	2021 Equity Incentive Plan	10-K	001-40429	10.16	March 3, 2022

10.13+	Form of Stock Option Award Agreement under the 2021 Equity Incentive Plan	10-K	001-40429	10.17	March 3, 2022

10.14+	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan					X

10.15+	Form of Restricted Stock Unit Award Agreement for Outside Directors under the 2021 Equity Incentive Plan	10-Q	001-40429	10.1	May 6, 2022

10.16	Warrant Agreement, dated as of May 13, 2021, by and between the Registrant and JPMC Strategic Investments | Corporation.	S-1/A	333-255683	10.14	May 28, 2021

10.17	Warrant Agreement, dated as of August 29, 2022, by and between Paymentus Holdings, Inc. and JPMC Strategic Investments | Corporation.	8-K	001-40429	10.1	August 30, 2022

20.1	Paymentus Holdings, Inc. Insider Trading Policy					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on the signature page hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

PAYMENTUS HOLDINGS, INC.

Date: March 3, 2023	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby severally constitutes and appoints each of Dushyant Sharma, Paul Seamon and Andrew A. Gerber as his true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/Dushyant Sharma	Chairman, President, and Chief Executive Officer	March 3, 2023
Dushyant Sharma	(Principal Executive Officer)

/s/ Paul Seamon	Interim Chief Financial Officer	March 3, 2023
Paul Seamon	(Principal Financial and Accounting Officer)

/s/ Jody Davids	Director	March 3, 2023
Jody Davids

/s/ William Ingram	Director	March 3, 2023
William Ingram

/s/ Jason Klein	Director	March 3, 2023
Jason Klein

/s/ Adam Malinowski	Director	March 3, 2023
Adam Malinowski

/s/ Robert Palumbo	Director	March 3, 2023
Robert Palumbo

/s/ Gary Trainor	Director	March 3, 2023
Gary Trainor