Form 10-Q
period 2023-03-31
Paymentus Holdings, Inc.
filed 2023-05-08
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 20,045,782 shares of Class A Common Stock, $0.0001 par value per share and 103,306,842 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q for the quarterly period ended March 31, 2023 ("Quarterly Report") contains forward-looking statements within the meaning of the federal securities laws, such as those under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which statements involve substantial risks and uncertainties. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

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
•
our ability to integrate, manage and keep our information systems secure;
•
our plan to expand into new channels and industry verticals across different markets;
•
our international expansion plans and ability to expand internationally; and
•
those factors described in the sections titled “Risk Factors" and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$143,637	$147,334
Restricted cash and cash equivalents	1,386	2,351
Accounts and other receivables, net of allowance for expected credit losses of $117 and $370, respectively	76,381	67,789
Income tax receivable	2,141	1,493
Prepaid expenses and other current assets	9,082	9,994
Total current assets	232,627	228,961
Property and equipment, net	1,668	1,823
Capitalized internal-use software development costs, net	49,482	46,032
Intangible assets, net	33,808	36,017
Goodwill	131,854	131,851
Operating lease right-of-use assets	10,453	9,561
Deferred tax asset	117	116
Other long-term assets	6,533	7,178
Total assets	$466,542	$461,539
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$32,573	$29,232
Accrued liabilities	12,288	15,809
Current portion of operating lease liabilities	1,643	1,462
Contract liabilities	4,639	4,358
Income tax payable	268	635
Total current liabilities	51,411	51,496
Deferred tax liability	772	680
Operating lease liabilities, less current portion	9,313	8,608
Contract liabilities, less current portion	4,606	2,826
Finance leases and other finance obligations, net of current portion	400	750
Total liabilities	66,502	64,360
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; none issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 20,039,322 and 19,934,331 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 103,306,842 shares issued and outstanding as of March 31, 2023 and December 31, 2022	10	10
Additional paid-in capital	369,931	367,767
Accumulated other comprehensive loss	(29)	(22)
Retained earnings	30,126	29,422
Total stockholders’ equity	400,040	397,179
Total liabilities and stockholders' equity	$466,542	$461,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$148,328	$116,704
Cost of revenue	108,250	81,850
Gross profit	40,078	34,854
Operating expenses
Research and development	11,653	10,390
Sales and marketing	20,264	16,190
General and administrative	9,145	9,645
Total operating expenses	41,062	36,225
Loss from operations	(984)	(1,371)
Other income (loss)
Interest income (expense), net	1,440	(8)
Foreign exchange (loss) gain	(8)	26
Income (loss) before income taxes	448	(1,353)
Benefit from income taxes	256	3,071
Net income	$704	$1,718
Net income per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted-average number of shares used to compute net income per share
Basic	123,289,584	120,897,576
Diluted	123,792,741	125,986,510
Comprehensive income
Net income	704	1,718
Foreign currency translation adjustments, net of tax	(7)	(45)
Comprehensive income	$697	$1,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances at December 31, 2022	123,241,173	$12	367,767	$29,422	$(22)	$397,179
Stock-based compensation	—	—	2,159	—	—	2,159
Issuance of Class A common stock for stock-based awards	104,991	—	5	—	—	5
Other comprehensive loss	—	—	—	—	(7)	(7)
Net income	—	—	—	704	—	704
Balances at March 31, 2023	123,346,164	$12	369,931	$30,126	$(29)	$400,040

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (loss)	Equity
Balances at December 31, 2021	120,639,161	$12	$356,017	$29,935	$168	$386,132
Stock-based compensation	—	—	1,276	—	—	1,276
Issuance of Class A common stock for stock-based awards	412,222	—	13	—	—	13
Other comprehensive loss	—	—	—	—	(45)	(45)
Net income	—	—	—	1,718	—	1,718
Balances at March 31, 2022	121,051,383	$12	$357,306	$31,653	$123	$389,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$704	$1,718
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,239	5,474
Deferred income taxes	92	1,406
Stock-based compensation	2,159	1,276
Non-cash lease expense	462	755
Amortization of contract asset	696	467
Provision for expected credit losses	(239)	95
Change in operating assets and liabilities
Accounts and other receivables	(8,333)	(8,082)
Prepaid expenses and other current and long-term assets	861	(161)
Accounts payable	3,297	4,916
Accrued liabilities	(2,749)	862
Operating lease liabilities	(469)	(770)
Contract liabilities	2,061	(57)
Income taxes receivable, net of payable	(1,018)	(4,651)
Net cash provided by operating activities	4,763	3,248
Cash flows from investing activities
Other intangible assets acquired	—	(23)
Purchases of property and equipment	(67)	(530)
Capitalized internal-use software development costs	(8,219)	(6,731)
Net cash used in investing activities	(8,286)	(7,284)
Cash flows from financing activities
Proceeds from exercise of stock-based awards	5	13
Financial institution funds in-transit	—	3,339
Payments on other financing obligations	(1,025)	(915)
Payments on finance leases	(102)	(74)
Net cash (used in) provided by financing activities	(1,122)	2,363
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(17)	10
Net decrease in cash, cash equivalents and Restricted cash	(4,662)	(1,663)
Cash and cash equivalents and Restricted cash beginning of period	149,685	201,829
Cash and cash equivalents and Restricted cash end of period	145,023	$200,166
Reconciliation of Cash and cash equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	147,334	168,386
Restricted cash at beginning of period	2,351	—
Restricted funds held for financial institutions at beginning of period	—	33,443
Cash and cash equivalents and Restricted cash at beginning of period	$149,685	$201,829
Cash and cash equivalents at end of period	143,637	163,384
Restricted cash at end of period	1,386	—
Restricted funds held for financial institutions at end of period	—	36,782
Cash and cash equivalents and Restricted cash at end of period	$145,023	$200,166
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$616	$173
Non-cash investing activities:
Property and equipment purchases in accounts payable	$119	$123
Right-of-use assets obtained in exchange of operating lease obligations	$1,356	$297

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Description of Business

Paymentus Holdings, Inc. and its wholly owned subsidiaries (“Paymentus” or the "Company”) provides electronic bill presentment and payment services, enterprise customer communication and self-service revenue management to billers through a Software-as-a-Service (“SaaS”), secure, omni-channel technology platform. The platform seamlessly integrates into a biller’s core financial and operating systems to provide flexible and secure access to payment processing of credit cards, debit cards, eChecks and digital wallets across a significant number of channels including online, mobile, IVR, call center, chatbot and voice-based assistants. Paymentus was incorporated in the state of Delaware on September 2, 2011 with office locations in Charlotte, North Carolina, Richmond Hill, Ontario (Canada), and Delhi and Bangalore (India). The Company is currently headquartered in Charlotte, North Carolina and continues to evaluate reestablishing its headquarters in or around the Seattle, Washington area in 2023.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's Form 10-K for the year ended December 31, 2022 filed with the SEC on March 3, 2023 (the "2022 Form 10-K").

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, comprehensive income, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received, and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $94.1 million and $353.9 million as of March 31, 2023 and December 31, 2022, respectively.

Restricted Funds Held for Financial Institutions and Financial Institution Funds In-Transit

Restricted funds held for financial institutions and the corresponding liability of financial institution funds in-transit represent the timing differences arising between the amounts the Company's sponsor bank receives from the sending financial institutions and the amounts disbursed to the recipient financial institutions. The restricted funds held for financial institutions' account is a transaction account maintained at the Company’s sponsor bank for clearing payments from financial institutions (as defined by the U.S. Treasury’s Financial Crimes Enforcement Network) to other financial institutions. Restricted funds held for financial institutions represent restricted cash that, based upon the Company's intent, are restricted solely for satisfying the corresponding obligations to send funds to the various financial institutions. During the fourth quarter 2022, the Company entered into an agreement with a financial institution whereby the financial institution would take over the legal ownership of these funds and operate as the custodial service provider. Once these funds were moved to custodial accounts, the Company no longer had legal ownership or control over these funds, and as such the Company no longer has Restricted Funds held for Financial Institutions and Financial Institution Funds In-Transit on the consolidated balance sheet as of March 31, 2023 and December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022 one customer accounted for more than 10% of accounts receivable.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance. The Company has three operating segments based on geography. The United States segment represents the vast majority of the Company’s consolidated net sales and gross profit. The additional two operating segments, Canada and India, do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate. None of the operating segments qualified for aggregation. The Company’s CODM is its chief executive officer. The CODM evaluates the performance of the Company’s operating segments based on revenue and gross profit. The Company does not analyze discrete segment balance sheet information related to long-term assets. All other financial information is presented on a consolidated basis. For information regarding the Company’s long-lived assets and revenue by geographic area, see Note 5 and Note 3, respectively.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 included in the 2022 Form 10-K. There have been no significant changes to these policies during the three months ended March 31, 2023.

Recently Adopted Accounting Standards

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

ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"). ASU 2021-08 will require companies to apply the definition of a performance obligation under ASU 2014-09, Revenue from contracts with customers (“Topic 606”) to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASU Topic 606. The Company adopted this ASU on January 1, 2023, and its adoption did not have a material impact on its condensed consolidated financial statements.

3. Revenue, Performance Obligations and Contract Balances

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Three Months Ended March 31,
	2023	2022
Payment transaction processing revenue	$146,388	$114,962
Other	1,940	1,742
Total revenue	$148,328	$116,704

Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$145,557	$113,960
Other	2,771	2,744
Total	$148,328	$116,704

Remaining Performance Obligations

As of March 31, 2023, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $9.2 million, of which the Company expects to recognize over 80% within the next two years, 17% between two to four years and the remainder thereafter. The timing of revenue recognition within the next four years is largely dependent upon the go-live dates of the Company's customers under the Company’s contracts.

As of March 31, 2023, the Company has contractual rights under its commercial agreements to receive $53.5 million of fixed consideration related to the future minimum guarantees through 2026. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Balances

Contract balances consist of the following:

	March 31,	December 31,
	2023	2022
Contract Assets
Costs to fulfill (prepaid expenses and other current assets)	$2,742	$2,732
Costs to fulfill (other long-term assets)	6,283	6,929
Total contract assets	$9,025	$9,661
Contract Liabilities
Contract liabilities	$4,639	$4,358
Contract liabilities, less current portion	4,606	2,826
Total contract liabilities	$9,245	$7,184

During the three months ended March 31, 2023 and 2022, the Company reduced revenue and the related contract assets by $0.7 million and $0.5 million, respectively.

Revenue recognized during the three months ended March 31, 2023 and 2022 that was included in the contract liabilities balance at the beginning of each of the periods was $0.7 million in each period.

4. Business Combinations

PROFIT Financial, Inc.

On December 19, 2022, the Company completed its acquisition of PROFIT Financial, Inc. ("PROFIT") by acquiring all outstanding shares of PROFIT for a total purchase price of approximately $4.3 million, net of cash acquired, comprised of $3.3 million cash of which $0.1 million is included as a short term payable at December 31, 2022 and $0.6 million is being held back by the Company for a period of twelve to twenty-four months following the transaction close date and is recorded in finance leases and other finance obligations, net of current portion in the consolidated balance sheets. PROFIT is a financial and accounting software company with offerings to small business. The acquisition of PROFIT is expected to increase market opportunities for the Company's existing solutions while enhancing the PROFIT platform.

The Company will record adjustments to the fair value of net assets acquired and goodwill within 12 months of the measurement period, if necessary. There were no measurement period adjustments to the purchase price allocation during the three months ended March 31, 2023.

The revenue and expenses of PROFIT have been included in the Company's consolidated financial results since the acquisition date. Pro forma results of operations related to the acquisition have not been presented for the three months ended March 31, 2023 and 2022 because the effects of this acquisition were not material to the Company's overall operations.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Computer equipment	$5,529	$5,476
Furniture and fixtures	1,663	1,672
Leasehold improvements	389	419
Total property and equipment	7,581	7,567
Less: Accumulated depreciation and amortization	(5,913)	(5,744)
Property and equipment, net	$1,668	$1,823

Depreciation and amortization expense recorded for property and equipment was $0.3 million for each of the three months ended March 31, 2023 and 2022, respectively.

Long-lived assets include property and equipment, net. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets were as follows (in thousands):

	March 31,	December 31,
	2023	2022
United States	$658	$706
Other	1,010	1,117
Total	$1,668	$1,823

6. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	United States	Other	Total
Balance as of December 31, 2022	$131,028	$823	$131,851
Foreign currency translation adjustments	—	3	3
Balance as of March 31, 2023	$131,028	$826	$131,854

Internal-use Software Development Costs

During the three months ended March 31, 2023 and 2022, the Company capitalized $8.1 million and $6.7 million in software development and implementation costs, respectively.

During the three months ended March 31, 2023 and 2022, the Company recorded $2.7 million and $1.7 million of amortization expense in cost of revenue, and $2.0 million and $1.4 million of amortization expense in operating expenses, respectively.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$21,831	$(12,197)	$9,634
License	2,501	(2,501)	—
Customer relationship	31,987	(10,823)	21,164
Software	1,253	(695)	558
Trademark	4,033	(1,581)	2,452
Total	$61,605	$(27,797)	$33,808

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$22,631	$(11,965)	$10,666
License	2,503	(2,503)	—
Customer relationship	33,788	(11,695)	22,093
Software	1,212	(661)	551
Trademark	4,238	(1,531)	2,707
Total	$64,372	$(28,355)	$36,017

Amortization expense of intangible assets was $2.2 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, future expected amortization expense is as follows (in thousands):

Years Ending December 31,
2023 (remaining nine months)	$6,337
2024	8,249
2025	6,756
2026	3,748
2027	3,269
Thereafter	5,449
Total future amortization expense	$33,808

There were no impairments of goodwill, internal-use software development costs or intangible assets in the three months ended March 31, 2023 and 2022.

7. Accrued Liabilities

The composition of accrued liabilities is as follows (in thousands):

	March 31,	December 31,
	2023	2022
Payroll and employee-related expenses	$6,591	$9,214
Finance leases and other financing obligations	685	1,813
Other accrued liabilities	5,012	4,782
Total	$12,288	$15,809

As of December 31, 2022, finance leases and other financing obligations includes the current portion of finance leases related to the acquisition of computer equipment and short-term insurance premium financing arrangements. As of March 31, 2023 the Company no longer has any finance leases.

8. Commitments and Contingencies

Other Commitments

The Company has entered into certain non-cancellable agreements for software and marketing services that specify all significant terms, including fixed or minimum services to be used, pricing provisions and the approximate timing of the transaction. Obligations under contracts that are cancellable or with remaining terms of 12 months or less are not included. There have been no material changes to the Company's contractual obligations or commitments outside of the ordinary course of business as compared to those described in the 2022 Form 10-K.

Legal Matters

The Company is involved from time to time in various claims and legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current claims and legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows as of and for the three months ended March 31, 2023.

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

9. Stock-Based Compensation

In May 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent or subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year, subject to the Compensation Committee of the Board exercising discretion to increase or decrease such amount (the "Evergreen Addition"), and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. On January 1, 2023, pursuant to the Evergreen Addition, 4,929,646 shares of Class A common stock were added to the 2021 Plan issuance reserve. At March 31, 2023, there were 18,105,922 remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the three months ended March 31, 2023 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2022	4,155,640	$7.52	5.87	$4,420
Options granted	—	—
Options exercised	(64,500)	0.08
Options forfeited	(26,084)	8.66
Options expired	(84,660)	0.03
Outstanding at March 31, 2023	3,980,396	$7.79	5.80	$4,283
Exercisable at March 31, 2023	3,313,134	$7.62	5.72	$4,134

There were no options granted during the three months ended March 31, 2023 and 2022. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity during the three months ended March 31, 2023 was as follows:

		Weighted-
		Average
	Number of	Grant Date
	RSUs Outstanding	Fair Value
Awarded and unvested at December 31, 2022	1,362,420	$18.03
Awards granted	655,959	8.45
Awards vested	(40,491)	26.62
Awards forfeited	(31,585)	17.03
Awarded and unvested at March 31, 2023	1,946,303	$14.64

The fair value of RSU grants is determined based upon the market closing price of the Company’s Class A common stock on the date of grant. RSUs vest over the requisite service period, which generally ranges between four years and five years from the date of grant, subject to continued employment for employees and provision of services for nonemployees.

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$45	$—
Operating expenses
Research and development	546	285
Sales and marketing	716	223
General and administrative	852	768
Total stock-based compensation	$2,159	$1,276

At March 31, 2023, there was $1.7 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan, which is expected to be recognized over a remaining weighted-average period of 1.1 years.

At March 31, 2023, there was $25.5 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 3.5 years.

10. Income Taxes

The Company computes its tax provision for the quarter ended March 31, 2023 by applying the year-to-date actual effective tax rate from recurring operations as the best estimate of its annual effective tax rate. The Company continues to record a valuation allowance against its net deferred tax assets ("DTA") in the US as it is not more likely than not to be realized given near break-even operations and prior year significant tax deductions for stock-based compensation.

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 is (57.9%) and 226.4%, respectively. In the quarter ended March 31, 2023, the Company recorded a benefit from a return to provision adjustment in connection with a change in estimate of costs required to be capitalized under IRC Section 174. Excluding the return to provision benefit, the Company's effective tax rate in quarter ended March 31, 2023 was 102%. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was primarily the result of near break-even pre-tax income from operations, state taxes and the impact of the full valuation allowance and other permanent adjustments. In 2022, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was primarily the result of tax benefits from stock-based compensation.

11. Net Income per Share Attributable to Common Stock

Basic earnings per share attributable to common stock is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$704	$1,718
Denominator:
Weighted-average shares of common stock — basic	123,289,584	120,897,576
Dilutive effect of stock options to purchase common stock	486,286	4,976,726
Dilutive effect of RSUs	16,871	26,347
Dilutive effect of warrants	—	85,861
Weighted-average shares of common stock — diluted	123,792,741	125,986,510
Net income per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

The following table summarizes the weighted average securities that were excluded from the computation of diluted net income per share attributable to common stock as their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	3,594,345	—
RSUs	1,319,253	7,748
Warrants	588,173	—

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

Initiatives to Drive Results of Operations

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

Transactions Processed

	Three Months Ended March 31,
	2023	2022	% Growth
	(in millions)
Transactions processed	108.5	87.9	23.4%

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The number of transactions processed during the three months ended March 31, 2023 increased approximately 23.4% as compared to the same period in 2022. The increase was primarily driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions.

Other Key Factors and Trends Affecting Our Operating Results

The discussion below includes a number of forward-looking statements regarding our future performance. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from matters referred to below, see the discussions under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” herein and in our Form 10-K for the year ended December 31, 2022 or the “2022 Form 10-K”.

Impact of Economic and Inflationary Trends

In 2022 and continuing into 2023, the United States economy has experienced inflationary conditions, increased interest rates and consecutive quarters of decreased gross domestic product. While we believe our business is resilient and can generally weather unusual levels of inflation, the economic uncertainty and continuing inflationary pressures, which has been particularly acute in the utility sector, impacted our fiscal 2022 and first quarter 2023 financial performance and is expected to impact our 2023 financial performance. For example, some of our clients have deferred anticipated 2022 implementations into 2023 or are reevaluating the development of technology resources, which will delay expected revenue recognition. Furthermore, inflationary pressure is resulting in higher average bills, particularly in the utility sector, and increased interchange fees. While we are seeking to adjust our prices to address the inflationary pressures, our ability to do so typically lags behind the impact of inflation on our clients, the increase in average bill amounts and increased interchange fees. We intend to continue to manage through this uncertain economic environment by working closely with clients on implementations and price adjustments. In addition, although we are focused on prudent expense management, we are seeing ongoing wage pressure in our current workforce due to the levels of inflation, which is also putting some short-term pressure on our EBITDA margins.

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

Adjusted EBITDA

We calculate adjusted EBITDA as net income before other income (expense) (which consists of interest income (expense), net and foreign exchange gain (loss)), depreciation and amortization, income taxes, adjusted to exclude the effects of stock-based compensation expense and certain nonrecurring expenses that management believes are not indicative of ongoing operations.

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

Contribution Profit

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Gross Profit	$40,078	$34,854
Plus: other cost of revenue	13,453	12,531
Contribution Profit	$53,531	$47,385

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the three months ended March 31, 2023 increased approximately 13.0% as compared to the same period in 2022. The increase was primarily driven by adjusted pricing for certain existing customers related to our inflation management, and growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions.

Adjusted Gross Profit

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Gross profit	$40,078	$34,854
Stock-based compensation	45	—
Amortization	3,567	2,510
Adjusted gross profit	$43,690	$37,364

Adjusted gross profit for the three months ended March 31, 2023 increased 16.9% as compared to the same period in 2022. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization in cost of revenue. The increase in amortization was driven by additional capitalization of software costs.

Adjusted EBITDA

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Net income — GAAP	$704	$1,718
Interest (income) expense, net	(1,440)	8
Benefit from income taxes	(256)	(3,071)
Depreciation and amortization	7,239	5,474
EBITDA	$6,247	$4,129

Adjustments
Foreign exchange loss (gain)	8	(26)
Stock-based compensation	2,159	1,276
Adjusted EBITDA	$8,414	$5,379

Adjusted EBITDA is a measure of profitability and generally is expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. Adjusted EBITDA increased 56.4% in the three months ended March 31, 2023 as compared to the same period in 2022.

Free Cash Flow

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Net cash provided by operating activities	$4,763	$3,248
Purchases of property and equipment and software	(67)	(530)
Other intangible assets acquired	—	(23)
Capitalized internal-use software development costs	(8,219)	(6,731)
Free cash flow	$(3,523)	$(4,036)
Net cash used in investing activities	$(8,286)	$(7,284)
Net cash (used in) provided by financing activities	$(1,122)	$2,363

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Revenue	$148,328	$116,704	$31,624	27.1%
Cost of revenue	108,250	81,850	26,400	32.3%
Gross profit	40,078	34,854	5,224	15.0%
Gross margin (1)	27.0%	29.9%
Operating expenses
Research and development	11,653	10,390	1,263	12.2%
Sales and marketing	20,264	16,190	4,074	25.2%
General and administrative	9,145	9,645	(500)	-5.2%
Total operating expenses	41,062	36,225	4,837	13.4%
Loss from operations	(984)	(1,371)	387	-28.2%
Other income (expense)
Interest income (expense), net	1,440	(8)	1,448	n/m
Foreign exchange (loss) gain	(8)	26	(34)	n/m
Income (loss) before income taxes	448	(1,353)	1,801	n/m
Benefit from income taxes	256	3,071	(2,815)	n/m
Net income	$704	$1,718	$(1,014)	n/m

____________

n/m - not meaningful

(1) Gross margin is calculated as gross profit divided by revenue.

The following table presents the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022

Revenue	100.0%	100.0%
Cost of revenue	73.0	70.1
Gross profit	27.0	29.9
Operating expenses
Research and development	7.9	8.9
Sales and marketing	13.7	13.9
General and administrative	6.1	8.3
Total operating expenses	27.7	31.1
Loss from operations	(0.6)	(1.2)
Other income (expense)
Interest income (expense), net	1.0	—
Foreign exchange (loss) gain	—	—
Income (loss) before income taxes	0.3	(1.2)
Benefit from income taxes	0.2	2.6
Net income	0.5%	1.4%

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

The increase in revenue was primarily driven by adjusted pricing for certain existing customers related to our inflation management, increases in the number of transactions processed, which was driven by the implementation of new billers and increased transactions from our existing billers, and by an increase in revenue we received per transaction on a blended basis.

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue was driven by the increase in revenue and transactions processed as it consists primarily of interchange fees and processor costs, driven by higher average bill amounts due primarily to inflation, as well as other direct costs associated with making our platform available to our billers.

Gross margin decreased for the three months ended March 31, 2023 due to increases in cost of revenues for other direct costs associated with making our platform available to our billers.

Research and Development Expenses

The increase in research and development expenses was primarily due to an increase in employee-related costs, including benefits due to an increase in headcount as we continued to invest in building and adding additional features and functionality to our platform. Additionally, we incurred increased stock-based compensation expense associated with routine and new hire grants.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to an increase in employee-related costs, including benefits, as we continued to expand our sales and marketing efforts with additional headcount in order to continue to drive our growth. In addition, we incurred higher agency commissions and increased stock-based compensation associated with routine and new hire grants.

General and Administrative Expenses

The decrease in general and administrative expenses was primarily due to lower costs for our directors and officers insurance and corporate premiums, a reduction in lease costs and reversals of certain bad debts.

Other Income (Expense)

The changes in other income (expense) was primarily due to the increase in interest income, net as a result of increases in the federal reserve rates which increased interest income on our government issued securities, which are included in cash and cash equivalents on the balance sheet.

Income Taxes

The change in provision for income taxes for the three months ended March 31, 2023 as compared to the same period in the prior year, was primarily due to the near break-even pre-tax income from operations, state taxes and the impact of the full valuation allowance and other permanent adjustments in addition to a return to provision benefit recorded in connection with a change in estimate of costs required to be capitalized under IRC Section 174, as compared to prior year discrete excess tax benefits on stock-based compensation recognized in the quarter.

Liquidity and Capital Resources

Sources and Uses of Funds

As of March 31, 2023, we had $143.6 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees and subscriptions. Our principal uses of cash are funding operations and capital expenditures.

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

Historical Cash Flows

The following table summarizes our condensed consolidated cash flows.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in)
Operating activities	$4,763	$3,248
Investing activities	(8,286)	(7,284)
Financing activities	(1,122)	2,363
Effects of foreign exchange on cash	(17)	10
Net decrease in cash, cash equivalents and restricted cash	$(4,662)	$(1,663)

Net Cash Provided by Operating Activities

Our primary source of operating cash is revenue from payment transaction fees. Our primary uses of operating cash are personnel-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners. Net cash provided by operating activities for the three months ended March 31, 2023 was $4.8 million. Net income was $0.7 million, adjusted for non-cash charges of $10.4 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of contract assets and non-cash lease expense, which contributed positively to operating activities. This was offset by net cash outflows of $6.4 million provided by changes in our operating assets and liabilities.

Net cash provided by operating activities for the three months ended March 31, 2022 was $3.2 million. Net income was $1.7 million, adjusted for non-cash charges of $9.6 million consisting primarily of depreciation and amortization, stock-based compensation, and non-cash lease expense, which contributed positively to operating activities. This was offset by net cash outflows of $8.1 million provided by changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 consisted of $8.2 million of capitalized internal-use software development costs and $0.1 million of purchases of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2022 consisted of $6.7 million of capitalized internal-use software development costs and $0.6 million for purchases of property and equipment and other intangible assets acquired.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 consisted of $1.0 million of payments on other financing obligations and $0.1 million of payments on finance leases.

Net cash provided by financing activities for the three months ended March 31, 2022 consisted of an increase in financial institution funds in-transit of $3.3 million offset by $1.0 million of payments on finance leases and other financing obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2022 Form 10-K. There have been no material changes in our critical accounting policies and estimates since December 31, 2022.

Recent Accounting Pronouncements

See Note 2 "Basis of Presentation and Summary of Significant Accounting Policies" in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our condensed consolidated financial statements contained in Item 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our exposures to market risk since December 31, 2022. For details on the Company’s interest rate, foreign currency exchange, and inflation risks, see Part I, Item 7A. “Quantitative and Qualitative Information About Market Risk” in our 2022 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As of March 31, 2023, our material weaknesses were as follows:

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
•
secured the general ledger accounting system by implementing Single Sign-On (SSO); and
•
implemented additional change management and access controls for our relevant IT applications to further restrict privileged access.

Additional remediation measures are ongoing and include the following:

•
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in claims, regulatory examinations or investigations and legal proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, and the Company’s ultimate liability, if any, is inherently uncertain. Furthermore, we may become subject to stockholder inspection demands under Delaware law and derivative or other similar litigation. We are not currently party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in the risk factors previously disclosed in Item 1A. of our 2022 Form 10-K.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each placed into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, actual or perceived events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry, companies that do business with such companies or companies that have customers or partners that do business with such companies.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	8-K	001-40429	3.1	May 28, 2021
3.2	Amended and Restated Bylaws of Paymentus Holdings, Inc.	8-K	001-40429	3.2	November 14, 2022
10.1+	Change in Control and Severance Agreement by and between Paymentus Holdings, Inc. and Paul Seamon	8-K	001-40429	10.1	February 14, 2023
10.2+	Outside Director Compensation Policy	8-K	001-40429	10.2	February 14, 2023
10.3+	Confirmatory Employment Letter by and between Paymentus Holdings, Inc. and Sanjay Kalra	8-K	001-40429	10.1	March 6, 2023
10.4+	Change in Control and Severance Agreement by and between Paymentus Holdings, Inc. and Sanjay Kalra	8-K	001-40429	10.2	March 6, 2023
10.5+	Confirmatory Employment Letter by and between Paymentus Holdings, Inc. and Andrew Gerber					X
10.6+	Change in Control and Severance Agreement by and between Paymentus Holdings, Inc. and Andrew Gerber					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PAYMENTUS HOLDINGS, INC.

Date: May 8, 2023	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2023	By:	/s/ Sanjay Kalra
Sanjay Kalra
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)