Form 10-Q
period 2023-06-30
Paymentus Holdings, Inc.
filed 2023-08-07
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 20,207,215 shares of Class A Common Stock, $0.0001 par value per share and 103,306,842 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q for the quarterly period ended June 30, 2023 (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, such as those under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which statements involve substantial risks and uncertainties. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

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
•
the impact of disruptions or instability in the financial services industry, or perceived or actual liquidity constraints at financial institutions, on our ability or the ability of our customers and vendors to meet operating expense requirements or to satisfy financial or other obligations;
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
•
our international expansion plans and ability to expand internationally; and
•
those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report.

You should not place undue reliance on our forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$159,068	$147,334
Restricted cash and cash equivalents	3,400	2,351
Accounts and other receivables, net of allowance for expected credit losses of $122 and $370, respectively	67,179	67,789
Income tax receivable	2,376	1,493
Prepaid expenses and other current assets	8,998	9,994
Total current assets	241,021	228,961
Property and equipment, net	1,743	1,823
Capitalized internal-use software development costs, net	53,234	46,032
Intangible assets, net	31,274	36,017
Goodwill	131,866	131,851
Operating lease right-of-use assets	10,166	9,561
Deferred tax asset	117	116
Other long-term assets	5,965	7,178
Total assets	$475,386	$461,539
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$30,545	$29,232
Accrued liabilities	15,519	15,809
Current portion of operating lease liabilities	1,677	1,462
Contract liabilities	3,414	4,358
Income tax payable	106	635
Total current liabilities	51,261	51,496
Deferred tax liability	864	680
Operating lease liabilities, less current portion	8,991	8,608
Contract liabilities, less current portion	5,626	2,826
Finance leases and other finance obligations, net of current portion	200	750
Total liabilities	66,942	64,360
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; none issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 20,199,947 and 19,934,331 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 103,306,842 shares issued and outstanding as of June 30, 2023 and December 31, 2022	10	10
Additional paid-in capital	372,403	367,767
Accumulated other comprehensive income (loss)	64	(22)
Retained earnings	35,965	29,422
Total stockholders’ equity	408,444	397,179
Total liabilities and stockholders' equity	$475,386	$461,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$148,939	$119,969	$297,267	$236,673
Cost of revenue	103,077	84,141	211,327	165,991
Gross profit	45,862	35,828	85,940	70,682
Operating expenses
Research and development	10,907	10,185	22,560	20,575
Sales and marketing	21,599	17,851	41,863	34,041
General and administrative	8,730	10,017	17,875	19,662
Total operating expenses	41,236	38,053	82,298	74,278
Income (loss) from operations	4,626	(2,225)	3,642	(3,596)
Other income (expense)
Interest income, net	1,658	98	3,098	90
Foreign exchange (loss) gain	(7)	54	(15)	80
Income (loss) before income taxes	6,277	(2,073)	6,725	(3,426)
(Provision for) benefit from income taxes	(438)	(378)	(182)	2,693
Net income (loss)	$5,839	$(2,451)	$6,543	$(733)
Net income (loss) per share
Basic	$0.05	$(0.02)	$0.05	$(0.01)
Diluted	$0.05	$(0.02)	$0.05	$(0.01)
Weighted-average number of shares used to compute net income per share
Basic	123,378,128	121,637,711	123,334,277	121,269,688
Diluted	124,012,107	121,637,711	123,836,815	121,269,688
Comprehensive income
Net income (loss)	5,839	(2,451)	6,543	(733)
Foreign currency translation adjustments, net of tax	93	(104)	86	(149)
Comprehensive income (loss)	$5,932	$(2,555)	$6,629	$(882)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2022	123,241,173	$12	367,767	$29,422	$(22)	$397,179
Stock-based compensation	—	—	2,159	—	—	2,159
Issuance of Class A common stock for stock-based awards	104,991	—	5	—	—	5
Other comprehensive income (loss)	—	—	—	—	(7)	(7)
Net income	—	—	—	704	—	704
Balances at March 31, 2023	123,346,164	$12	369,931	$30,126	$(29)	$400,040
Stock-based compensation	—	—	2,276	—	—	2,276
Issuance of Class A common stock for stock-based awards	160,625	—	196	—	—	196
Other comprehensive income (loss)	—	—	—	—	93	93
Net income	—	—	—	5,839	—	5,839
Balances at June 30, 2023	123,506,789	$12	372,403	$35,965	$64	$408,444

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2021	120,639,161	$12	$356,017	$29,935	$168	$386,132
Stock-based compensation	—	—	1,276	—	—	1,276
Issuance of Class A common stock for stock-based awards	412,222	—	13	—	—	13
Other comprehensive income (loss)	—	—	—	—	(45)	(45)
Net income	—	—	—	1,718	—	1,718
Balances at March 31, 2022	121,051,383	$12	$357,306	$31,653	$123	$389,094
Stock-based compensation	—	—	1,344	—	—	1,344
Issuance of Class A common stock for stock-based awards	1,568,761	—	289	—	—	289
Other comprehensive income (loss)	—	—	—	—	(104)	(104)
Net loss	—	—	—	(2,451)	—	(2,451)
Balances at June 30, 2022	122,620,144	$12	$358,939	$29,202	$19	$388,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$6,543	$(733)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,542	11,360
Deferred income taxes	187	(3,322)
Stock-based compensation	4,435	2,620
Non-cash lease expense	904	1,120
Amortization of contract asset	1,441	818
Provision for expected credit losses	(234)	187
Change in operating assets and liabilities
Accounts and other receivables	865	(9,205)
Prepaid expenses and other current and long-term assets	797	(910)
Accounts payable	1,350	3,205
Accrued liabilities	891	2,615
Operating lease liabilities	(916)	(942)
Contract liabilities	1,857	75
Income taxes receivable, net of payable	(1,418)	204
Net cash provided by operating activities	31,244	7,092
Cash flows from investing activities
Other intangible assets acquired	—	(123)
Purchases of property and equipment	(353)	(795)
Capitalized software development costs	(16,611)	(14,464)
Net cash used in investing activities	(16,964)	(15,382)
Cash flows from financing activities
Proceeds from exercise of stock-based awards	201	302
Financial institution funds in-transit	—	25,882
Payments on other financing obligations	(1,709)	(1,831)
Payments on finance leases	(102)	(135)
Net cash (used in) provided by financing activities	(1,610)	24,218
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	113	(97)
Net increase in cash, cash equivalents and Restricted cash	12,783	15,831
Cash and cash equivalents and Restricted cash beginning of period	149,685	201,829
Cash and cash equivalents and Restricted cash end of period	162,468	$217,660
Reconciliation of Cash and cash equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	147,334	168,386
Restricted cash at beginning of period	2,351	—
Restricted funds held for financial institutions at beginning of period	—	33,443
Cash and cash equivalents and Restricted cash at beginning of period	$149,685	$201,829
Cash and cash equivalents at end of period	159,068	158,335
Restricted cash at end of period	3,400	—
Restricted funds held for financial institutions at end of period	—	59,325
Cash and cash equivalents and Restricted cash at end of period	$162,468	$217,660
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$1,269	$184
Property and equipment purchases in accounts payable	$13	$83
Software purchases in accounts payable	$—	$48
Prepaid insurance funded through short-term borrowings	$—	$1,349
Right-of-use assets obtained in exchange of operating lease obligations	$1,356	$4,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Description of Business

Paymentus Holdings, Inc. and its wholly owned subsidiaries (“Paymentus” or the “Company”) provides electronic bill presentment and payment services, enterprise customer communication and self-service revenue management to billers through a Software-as-a-Service (“SaaS”), secure, omni-channel technology platform. The platform seamlessly integrates into a biller’s core financial and operating systems to provide flexible and secure access to payment processing of credit cards, debit cards, eChecks and digital wallets across a significant number of channels including online, mobile, IVR, call center, chatbot and voice-based assistants. Paymentus was incorporated in the state of Delaware on September 2, 2011 with office locations in Charlotte, North Carolina, Richmond Hill, Ontario (Canada), and Delhi and Bangalore (India). The Company is currently headquartered in Charlotte, North Carolina and continues to evaluate reestablishing its headquarters in or around the Seattle, Washington area in the future.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's Form 10-K for the year ended December 31, 2022 filed with the SEC on March 3, 2023 (the “2022 Form 10-K”).

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, comprehensive income, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received, and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $112.6 million and $353.9 million as of June 30, 2023 and December 31, 2022, respectively.

Restricted Funds Held for Financial Institutions and Financial Institution Funds In-Transit

Restricted funds held for financial institutions and the corresponding liability of financial institution funds in-transit represent the timing differences arising between the amounts the Company's sponsor bank receives from the sending financial institutions and the amounts disbursed to the recipient financial institutions. The restricted funds held for financial institutions' account is a transaction account maintained at the Company’s sponsor bank for clearing payments from financial institutions (as defined by the U.S. Treasury’s Financial Crimes Enforcement Network) to other financial institutions. Restricted funds held for financial institutions represent restricted cash that, based upon the Company's intent, are restricted solely for satisfying the corresponding obligations to send funds to the various financial institutions. During the fourth quarter 2022, the Company entered into an agreement with a financial institution whereby the financial institution would take over the legal ownership of these funds and operate as the custodial service provider. Once these funds were moved to custodial accounts, the Company no longer had legal ownership or control over these funds, and as such the Company no longer has Restricted Funds held for Financial Institutions and Financial Institution Funds In-Transit on the consolidated balance sheet as of June 30, 2023 and December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the three and six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, one customer accounted for more than 10% of accounts receivable.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 included in the 2022 Form 10-K. There have been no significant changes to these policies during the three and six months ended June 30, 2023.

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

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 will require companies to apply the definition of a performance obligation under ASU 2014-09, Revenue from contracts with customers (“Topic 606”) to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASU Topic 606. The Company adopted this ASU on January 1, 2023, and its adoption did not have a material impact on its condensed consolidated financial statements.

3. Revenue, Performance Obligations and Contract Balances

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Payment transaction processing revenue	$146,677	$118,512	$293,065	$233,474
Other	2,262	1,457	4,202	3,199
Total revenue	$148,939	$119,969	$297,267	$236,673

Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$145,946	$117,473	$291,503	$231,433
Other	2,993	2,496	5,764	5,240
Total	$148,939	$119,969	$297,267	$236,673

Remaining Performance Obligations

As of June 30, 2023, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $9.0 million, of which the Company expects to recognize over 80% within the next two years, 16% between two to four years and the remainder thereafter. The timing of revenue recognition within the next four years is largely dependent upon the go-live dates of the Company's customers under the Company’s contracts.

As of June 30, 2023, the Company has contractual rights under its commercial agreements to receive $51.5 million of fixed consideration related to the future minimum guarantees through 2026. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Balances

Contract balances consist of the following:

	June 30,	December 31,
	2023	2022
Contract Assets
Costs to fulfill (prepaid expenses and other current assets)	$2,862	$2,732
Costs to fulfill (other long-term assets)	5,712	6,929
Total contract assets	$8,574	$9,661
Contract Liabilities
Contract liabilities	$3,414	$4,358
Contract liabilities, less current portion	5,626	2,826
Total contract liabilities	$9,040	$7,184

During the three months ended June 30, 2023 and 2022, the Company reduced revenue and the related contract assets by $0.7 million and $0.4 million, respectively. During the six months ended June 30, 2023 and 2022, the Company reduced revenue and the related contract assets by $1.4 million and $0.8 million, respectively.

Revenue recognized during the three months ended June 30, 2023 and 2022 that was included in the contract liabilities balance at the beginning of each of the periods was $0.7 million and $0.5 million, respectively. Revenue recognized during the six months ended June 30, 2023 and 2022 that was included in the contract liabilities balance at the beginning of each of the periods was $1.3 million and $0.8 million, respectively.

4. Business Combinations

PROFIT Financial, Inc.

On December 19, 2022, the Company completed its acquisition of PROFIT Financial, Inc. (“PROFIT”) by acquiring all outstanding shares of PROFIT for a total purchase price of approximately $4.3 million, net of cash acquired, comprised of $3.3 million cash of which $0.1 million is included as a short term payable at December 31, 2022 and $0.6 million is being held back by the Company for a period of 12 to 24 months following the transaction close date and is recorded in finance leases and other finance obligations, net of current portion in the consolidated balance sheets. PROFIT is a financial and accounting software company with offerings to small business. The acquisition of PROFIT is expected to increase market opportunities for the Company's existing solutions while enhancing the PROFIT platform.

The Company will record adjustments to the fair value of net assets acquired and goodwill within 12 months of the measurement period, if necessary. There were no measurement period adjustments to the purchase price allocation during the three and six months ended June 30, 2023.

The revenue and expenses of PROFIT have been included in the Company's consolidated financial results since the acquisition date. Pro forma results of operations related to the acquisition have not been presented for the three and six months ended June 30, 2022 because the effects of this acquisition were not material to the Company's overall operations.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Computer equipment	$5,855	$5,476
Furniture and fixtures	1,693	1,672
Leasehold improvements	396	419
Total property and equipment	7,944	7,567
Less: Accumulated depreciation	(6,201)	(5,744)
Property and equipment, net	$1,743	$1,823

Depreciation expense recorded for property and equipment was $0.1 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

Long-lived assets include property and equipment, net. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets were as follows (in thousands):

	June 30,	December 31,
	2023	2022
United States	$628	$706
Other	1,115	1,117
Total	$1,743	$1,823

6. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	United States	Other	Total
Balance as of December 31, 2022	$131,028	$823	$131,851
Foreign currency translation adjustments	—	15	15
Balance as of June 30, 2023	$131,028	$838	$131,866

Internal-use Software Development Costs

During the three months ended June 30, 2023 and 2022, the Company capitalized $8.4 million and $7.7 million in software development and implementation costs, respectively, and during the six months ended June 30, 2023 and 2022, the Company capitalized $16.6 million and $14.5 million in software development and implementation costs, respectively.

During the three months ended June 30, 2023 and 2022, the Company recorded $3.2 million and $2.1 million of amortization expense in cost of revenue, respectively, and $1.9 million and $1.4 million of amortization expense in operating expenses, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded $6.0 million and $3.7 million of amortization expense in cost of revenue, respectively, and $3.8 million and $2.9 million of amortization expense in operating expenses, respectively.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$21,844	$(13,065)	$8,779
License	2,568	(2,568)	—
Customer relationship	32,006	(11,771)	20,235
Software	455	(398)	57
Trademark	4,038	(1,835)	2,203
Total	$60,911	$(29,637)	$31,274

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$22,631	$(11,965)	$10,666
License	2,503	(2,503)	—
Customer relationship	33,788	(11,695)	22,093
Software	1,212	(661)	551
Trademark	4,238	(1,531)	2,707
Total	$64,372	$(28,355)	$36,017

Amortization expense of intangible assets was $2.0 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively, and $4.3 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, future expected amortization expense is as follows (in thousands):

Years Ending December 31,
2023 (remaining six months)	$4,116
2024	8,082
2025	6,620
2026	3,738
2027	3,269
Thereafter	5,449
Total future amortization expense	$31,274

There were no impairments of goodwill, internal-use software development costs or intangible assets in the three or six months ended June 30, 2023 and 2022.

7. Accrued Liabilities

The composition of accrued liabilities is as follows (in thousands):

	June 30,	December 31,
	2023	2022
Payroll and employee-related expenses	$10,102	$9,214
Finance leases and other financing obligations	—	1,813
Other accrued liabilities	5,417	4,782
Total	$15,519	$15,809

As of December 31, 2022, finance leases and other financing obligations included the then current portion of finance leases related to the acquisition of computer equipment and short-term insurance premium financing arrangements. As of June 30, 2023 the Company no longer had any finance leases or insurance premium financing arrangements.

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

Legal Matters

The Company is involved from time to time in various claims and legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that, as of June 30, 2023, none of its current claims and legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

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

9. Stock-Based Compensation

In May 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent or subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year, subject to the Compensation Committee of the Board exercising discretion to increase or decrease such amount (the “Evergreen Addition”), and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. On January 1, 2023, pursuant to the Evergreen Addition, 4,929,646 shares of Class A common stock were added to the 2021 Plan issuance reserve. At June 30, 2023, there were 17,831,302 remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the six months ended June 30, 2023 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2022	4,155,640	$7.52	5.87	$4,420
Options granted	—	—
Options exercised	(90,333)	2.53
Options forfeited	(32,501)	8.70
Options expired	(84,660)	0.03
Outstanding at June 30, 2023	3,948,146	$7.79	5.54	$10,948
Exercisable at June 30, 2023	3,468,334	$7.66	5.48	$10,049

There were no options granted during the three and six months ended June 30, 2023 and 2022. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity during the six months ended June 30, 2023 was as follows:

		Weighted-
		Average
	Number of	Grant Date
	RSUs Outstanding	Fair Value
Awarded and unvested at December 31, 2022	1,362,420	$18.03
Awards granted	1,136,613	9.20
Awards vested	(182,551)	18.85
Awards forfeited	(140,758)	20.01
Awarded and unvested at June 30, 2023	2,175,724	$13.21

The fair value of RSU grants is determined based upon the market closing price of the Company’s Class A common stock on the date of grant. RSUs vest over the requisite service period, which generally ranges between four years and five years from the date of grant for employees and one to three years for directors, subject to continued employment for employees and provision of services for nonemployees.

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$29	$—	$74	$—
Operating expenses
Research and development	462	288	1,009	573
Sales and marketing	691	227	1,406	450
General and administrative	1,094	829	1,946	1,597
Total stock-based compensation	$2,276	$1,344	$4,435	$2,620

At June 30, 2023, there was $1.3 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan, which is expected to be recognized over a remaining weighted-average period of 0.9 years.

At June 30, 2023, there was $26.3 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 3.3 years.

10. Income Taxes

The Company computes its tax provision for the quarter ended June 30, 2023 by applying the year-to-date actual effective tax rate from recurring operations as the best estimate of its annual effective tax rate. The Company continues to record a valuation allowance against its net deferred tax assets (“DTA”) in the U.S. as it is not more likely than not to be realized given near break-even operations and prior year significant tax deductions for stock-based compensation.

The Company’s effective tax rate for the three and six months ended June 30, 2023 was 7.0% and 2.7%, respectively. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was primarily the result of the full valuation allowance recorded against the Company's net U.S., deferred tax assets. The Company’s effective tax rate for the three and six months ended June 30, 2022 was (17.5)% and 78.7%, respectively. In 2022, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was primarily the result of tax benefits from stock-based compensation, and the initial recording of the full valuation allowance in the second quarter of 2022.

11. Net Income per Share Attributable to Common Stock

Basic net income per share attributable to common stock is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$5,839	$(2,451)	$6,543	$(733)
Denominator:
Weighted-average shares of common stock — basic	123,378,128	121,637,711	123,334,277	121,269,688
Dilutive effect of stock options to purchase common stock	521,818	—	445,183	—
Dilutive effect of RSUs	112,161	—	57,355	—
Weighted-average shares of common stock — diluted	124,012,107	121,637,711	123,836,815	121,269,688
Net income (loss) per share
Basic	$0.05	$(0.02)	$0.05	$(0.01)
Diluted	$0.05	$(0.02)	$0.05	$(0.01)

The following table summarizes the weighted average securities that were excluded from the computation of diluted net income per share attributable to common stock as their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options to purchase common stock	211,922	5,819,439	3,578,915	6,195,625
RSUs	1,260,566	624,260	1,285,901	588,426
Warrants	588,173	397,944	588,173	397,944

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

Transactions Processed

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Growth	2023	2022	% Growth
	(in millions)			(in millions)
Transactions processed	109.5	89.5	22.3%	218.0	177.4	22.9%

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The number of transactions processed during the three and six months ended June 30, 2023 increased approximately 22.3% and 22.9%, respectively, as compared to the same periods in 2022. The increase was primarily driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions.

Other Key Factors and Trends Affecting Our Operating Results

The discussion below includes a number of forward-looking statements regarding our future performance. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from matters referred to below, see the discussions under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” herein and in our Form 10-K for the year ended December 31, 2022 or the “2022 Form 10-K” and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 or the “March 2023 Form 10-Q”.

Impact of Economic and Inflationary Trends

In 2022 and continuing into 2023, the United States economy has experienced inflationary conditions, increased interest rates and consecutive quarters of decreased gross domestic product. While we believe our business is resilient and can generally weather unusual levels of inflation, the economic uncertainty and continuing inflationary pressures, which have been particularly acute in the utility sector, impacted our fiscal 2022 and first half of 2023 financial performance and are expected to impact our 2023 financial performance. Inflationary pressure is resulting in higher average bills, particularly in the utility sector, and increased interchange fees. While we are seeking to adjust our prices to address the inflationary pressures, our ability to do so typically lags behind the impact of inflation on our clients, the increase in average bill amounts and increased interchange fees. We intend to continue to manage through this uncertain economic environment by working closely with clients on implementations and price adjustments.

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

Adjusted Gross Profit

We calculate adjusted gross profit as gross profit adjusted for non-cash items, primarily stock-based compensation and amortization of acquisition-related intangible assets and capitalized software development costs.

Adjusted EBITDA

We calculate adjusted EBITDA as net income before other income (expense) (which consists of interest income (expense), net and foreign exchange gain (loss)), depreciation and amortization of acquisition-related intangible assets and capitalized software development costs, and income taxes, adjusted to exclude the effects of stock-based compensation expense and certain nonrecurring expenses that management believes are not indicative of ongoing operations.

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

Contribution Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Gross Profit	$45,862	$35,828	$85,940	$70,682
Plus: other cost of revenue	13,728	12,896	27,181	25,427
Contribution Profit	$59,590	$48,724	$113,121	$96,109

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors substantially outside of our control, including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the three and six months ended June 30, 2023 increased approximately 22.3% and 18.0%, respectively, as compared to the same periods in 2022. The increase was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions, together with improvements resulting from disinflation in the utility sector on a year over year basis, pricing improvements from customers related to our inflation management and implementing certain cost improvement measures.

Adjusted Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Gross profit	$45,862	$35,828	$85,940	$70,682
Stock-based compensation	29	—	74	—
Amortization of capitalized software development costs	3,241	2,050	5,980	3,732
Amortization of acquisition-related intangibles	829	829	1,657	1,657
Adjusted gross profit	$49,961	$38,707	$93,651	$76,071

Adjusted gross profit for the three and six months ended June 30, 2023 increased 29.1% and 23.1%, respectively, as compared to the same periods in 2022. Adjusted gross profit improved in line with Contribution Profit. Adjusted gross profit as a percentage improved as a result of economies of scale. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization in cost of revenue. The increase in amortization was driven by additional capitalization of software costs.

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss) — GAAP	$5,839	$(2,451)	$6,543	$(733)
Interest income, net	(1,658)	(98)	(3,098)	(90)
Provision for (benefit from) income taxes	438	378	182	(2,693)
Amortization of capitalized software development costs	5,120	3,520	9,813	6,626
Amortization of acquisition-related intangibles	2,040	2,031	4,264	4,062
Depreciation	143	335	465	672
EBITDA	$11,922	$3,715	$18,169	$7,844

Adjustments
Foreign exchange loss (gain)	7	(54)	15	(80)
Stock-based compensation	2,276	1,344	4,435	2,620
Adjusted EBITDA	$14,205	$5,005	$22,619	$10,384

Adjusted EBITDA is a measure of profitability and generally is expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. Adjusted EBITDA increased 183.8% and 117.8% in the three and six months ended June 30, 2023 as compared to the same periods in 2022. The increase was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions, together with improvements resulting from disinflation in the utility sector on a year over year basis, pricing improvements from customers related to our inflation management and implementing certain cost improvement measures.

Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net cash provided by operating activities	$26,481	$3,844	$31,244	$7,092
Purchases of property and equipment and software	(286)	(265)	(353)	(795)
Other intangible assets acquired	—	(100)	—	(123)
Capitalized software development costs	(8,392)	(7,733)	(16,611)	(14,464)
Free cash flow	$17,803	$(4,254)	$14,280	$(8,290)
Net cash used in investing activities	$(8,678)	$(8,098)	$(16,964)	$(15,382)
Net cash (used in) provided by financing activities	$(488)	$21,855	$(1,610)	$24,218

The increase in free cash flow for the three and six months ended June 30, 2023 was driven by higher cash provided by operating activities.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in thousands)
Revenue	$148,939	$119,969	$28,970	24.1%	$297,267	$236,673	$60,594	25.6%
Cost of revenue	103,077	84,141	18,936	22.5%	211,327	165,991	45,336	27.3%
Gross profit	45,862	35,828	10,034	28.0%	85,940	70,682	15,258	21.6%
Gross margin (1)	30.8%	29.9%			28.9%	29.9%
Operating expenses
Research and development	10,907	10,185	722	7.1%	22,560	20,575	1,985	9.6%
Sales and marketing	21,599	17,851	3,748	21.0%	41,863	34,041	7,822	23.0%
General and administrative	8,730	10,017	(1,287)	-12.8%	17,875	19,662	(1,787)	-9.1%
Total operating expenses	41,236	38,053	3,183	8.4%	82,298	74,278	8,020	10.8%
Income (loss) from operations	4,626	(2,225)	6,851	n/m	3,642	(3,596)	7,238	n/m
Other income (expense)
Interest income, net	1,658	98	1,560	n/m	3,098	90	3,008	n/m
Foreign exchange (loss) gain	(7)	54	(61)	-113.0%	(15)	80	(95)	-118.8%
Income (loss) before income taxes	6,277	(2,073)	8,350	n/m	6,725	(3,426)	10,151	n/m
Benefit from (provision for) income taxes	(438)	(378)	(60)	15.9%	(182)	2,693	(2,875)	-106.8%
Net income (loss)	$5,839	$(2,451)	$8,290	n/m	$6,543	$(733)	$7,276	n/m

____________

n/m - not meaningful

(1) Gross margin is calculated as gross profit divided by revenue.

The following table presents the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.2%	70.1%	71.1%	70.1%
Gross profit	30.8%	29.9%	28.9%	29.9%
Operating expenses
Research and development	7.3%	8.5%	7.6%	8.7%
Sales and marketing	14.5%	14.9%	14.1%	14.4%
General and administrative	5.9%	8.4%	6.0%	8.3%
Total operating expenses	27.7%	31.8%	27.7%	31.4%
Income (loss) from operations	3.1%	-1.9%	1.2%	-1.5%
Other income (expense)
Interest income, net	1.1%	0.1%	1.0%	0.1%
Foreign exchange (loss) gain	0.0%	0.1%	0.1%	0.0%
Income (loss) before income taxes	4.2%	-1.7%	2.3%	-1.4%
Benefit from (provision for) income taxes	-0.3%	-0.3%	-0.1%	1.1%
Net income (loss)	3.9%	-2.0%	2.2%	-0.3%

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

The increase in revenue was primarily driven by an increase in the number of transactions processed, which was driven by the implementation of new billers and increased transactions from our existing billers, and by an increase in revenue we received per transaction on a blended basis. Revenue increase was also driven by pricing improvements from customers related to our inflation management.

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue was driven by the increase in revenue and transactions processed, as it consists primarily of interchange fees and processor costs, driven by higher average bill amounts due primarily to inflation, as well as other direct costs associated with making our platform available to our billers. These higher costs were partially offset by cost improvements resulting from disinflation in the utility sector and certain cost improvement initiatives.

Gross margin improved for the three months ended June 30, 2023 due to adjusted pricing for certain existing customers.

Research and Development Expenses

The increase in research and development expenses was primarily due to an increase in employee-related costs, including benefits due to an increase in headcount as we continued to invest in developing and adding additional features and functionality to our platform. Additionally, we incurred increased stock-based compensation expense associated with routine and new hire grants.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to an increase in employee-related costs, including benefits, as we continued to expand our sales and marketing efforts with additional headcount in order to continue to drive our growth. In addition, we incurred increased stock-based compensation associated with routine and new hire grants.

General and Administrative Expenses

The decrease in general and administrative expenses was primarily due to slower hiring, lower costs for our directors and officers insurance and corporate premiums, a reduction in lease costs and lower legal expenses.

Other Income (Expense)

The changes in other income (expense) was primarily due to the increase in interest income, net as a result of increases in the Federal Reserve rates which increased interest income on our government issued securities, which are included in cash and cash equivalents on the balance sheet.

Income Taxes

The change in provision for income taxes for the three months ended June 30, 2023 as compared to the same period in the prior year, was primarily due to the change in the pre-tax earnings and the impact of the full valuation allowance.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

The increase in revenue was primarily driven by an increase in the number of transactions processed, which was driven by the implementation of new billers and increased transactions from our existing billers, and by an increase in revenue we received per transaction on a blended basis. Revenue increase was also driven by pricing improvements from customers related to our inflation management.

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue was driven by the increase in revenue and transactions processed, as it consists primarily of interchange fees and processor costs, driven by higher average bill amounts due primarily to inflation, as well as other direct costs associated with making our platform available to our billers. These higher costs were partially offset by cost improvements resulting from disinflation in the utility sector and certain cost improvement initiatives.

Gross margin decreased for the six months ended June 30, 2023 due to increases in cost of revenues for other direct costs associated with making our platform available to our billers.

Research and Development Expenses

The increase in research and development expenses was primarily due to an increase in employee-related costs, including benefits due to an increase in headcount as we continued to invest in developing and adding additional features and functionality to our platform. Additionally, we incurred increased stock-based compensation expense associated with routine and new hire grants.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to an increase in employee-related costs, including benefits, as we continued to expand our sales and marketing efforts with additional headcount in order to continue to drive our growth. In addition, we incurred stock-based compensation associated with routine and new hire grants.

General and Administrative Expenses

The decrease in general and administrative expenses was primarily due to slower hiring, lower costs for our directors and officers insurance and corporate premiums, a reduction in lease costs and lower legal expenses.

Other Income (Expense)

The changes in other income (expense) was primarily due to the increase in interest income, net as a result of increases in the Federal Reserve rates which increased interest income on our government issued securities, which are included in cash and cash equivalents on the balance sheet.

Income Taxes

The change in provision for income taxes for the six months ended June 30, 2023 as compared to the same period in the prior year, was primarily due to the change in the pre-tax earnings and the impact of the full valuation allowance.

Liquidity and Capital Resources

Sources and Uses of Funds

As of June 30, 2023, we had $159.1 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees and subscriptions. Our principal uses of cash are funding operations and capital expenditures.

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

Historical Cash Flows

The following table summarizes our condensed consolidated cash flows.

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in)
Operating activities	$31,244	$7,092
Investing activities	(16,964)	(15,382)
Financing activities	(1,610)	24,218
Effects of foreign exchange on cash	113	(97)
Net increase in cash, cash equivalents and restricted cash	$12,783	$15,831

Net Cash Provided by Operating Activities

Our primary source of operating cash is revenue from payment transaction fees. Our primary uses of operating cash are personnel-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners. Net cash provided by operating activities for the six months ended June 30, 2023 was $31.2 million. Net income was $6.5 million, adjusted for non-cash charges of $21.3 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of contract assets and non-cash lease expense, which contributed positively to operating activities. This was increased by net cash inflows of $3.4 million provided by changes in our operating assets and liabilities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 consisted of $16.6 million of capitalized software development costs and $0.4 million of purchases of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2022 consisted of $14.5 million of capitalized software development costs and $0.8 million for purchases of property and equipment.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 consisted of $1.7 million of payments on other financing obligations and $0.1 million of payments on finance leases.

Net cash provided by financing activities for the six months ended June 30, 2022 consisted of an increase in financial institution funds in-transit of $25.9 million and proceeds from stock option exercises of $0.3 million, offset by $1.9 million of payments on finance leases and other financing obligations.

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

Recent Accounting Pronouncements

See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our condensed consolidated financial statements contained in Item 1 of this Quarterly Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As of June 30, 2023, our material weaknesses were as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Item 1A. of our 2022 Form 10-K and our March 2023 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended June 30, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K.

Item 6. Exhibits.

(a) Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1.1	Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	8-K	001-40429	3.1	May 28, 2021
3.1.2	Amendment to Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.					X
3.2	Amended and Restated Bylaws of Paymentus Holdings, Inc.	8-K	001-40429	3.2	November 14, 2022
19.1	Paymentus Holdings, Inc. Insider Trading Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PAYMENTUS HOLDINGS, INC.

Date: August 7, 2023	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Sanjay Kalra
Sanjay Kalra
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)