Form 10-Q
period 2023-09-30
Paymentus Holdings, Inc.
filed 2023-11-07
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 20,390,502 shares of Class A Common Stock, $0.0001 par value per share and 103,306,842 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q for the quarterly period ended September 30, 2023 (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, such as those under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which statements involve substantial risks and uncertainties. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

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
•
our international expansion plans and ability to expand internationally; and
•
those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our subsequent Quarterly Reports on Form 10-Q, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$162,062	$147,334
Restricted cash and cash equivalents	4,830	2,351
Accounts and other receivables, net of allowance for expected credit losses of $234 and $370, respectively	74,851	67,789
Income tax receivable	1,910	1,493
Prepaid expenses and other current assets	11,415	9,994
Total current assets	255,068	228,961
Property and equipment, net	1,676	1,823
Capitalized internal-use software development costs, net	56,488	46,032
Intangible assets, net	29,179	36,017
Goodwill	131,852	131,851
Operating lease right-of-use assets	9,596	9,561
Deferred tax asset	117	116
Other long-term assets	5,365	7,178
Total assets	$489,341	$461,539
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$33,450	$29,232
Accrued liabilities	18,759	15,809
Current portion of operating lease liabilities	1,669	1,462
Contract liabilities	5,633	4,358
Income tax payable	23	635
Total current liabilities	59,534	51,496
Deferred tax liability	957	680
Operating lease liabilities, less current portion	8,420	8,608
Contract liabilities, less current portion	2,782	2,826
Finance leases and other finance obligations, net of current portion	200	750
Total liabilities	71,893	64,360
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; none issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 20,385,106 and 19,934,331 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 103,306,842 shares issued and outstanding as of September 30, 2023 and December 31, 2022	10	10
Additional paid-in capital	375,094	367,767
Accumulated other comprehensive income (loss)	—	(22)
Retained earnings	42,342	29,422
Total stockholders’ equity	417,448	397,179
Total liabilities and stockholders' equity	$489,341	$461,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$152,423	$128,152	$449,690	$364,825
Cost of revenue	105,513	90,295	316,840	256,286
Gross profit	46,910	37,857	132,850	108,539
Operating expenses
Research and development	11,035	10,350	33,595	30,925
Sales and marketing	21,481	19,048	63,344	53,089
General and administrative	9,083	9,376	26,958	29,038
Total operating expenses	41,599	38,774	123,897	113,052
Income (loss) from operations	5,311	(917)	8,953	(4,513)
Other income (expense)
Interest income, net	1,905	504	5,003	594
Foreign exchange (loss) gain	(17)	(28)	(32)	52
Income (loss) before income taxes	7,199	(441)	13,924	(3,867)
(Provision for) benefit from income taxes	(822)	(296)	(1,004)	2,397
Net income (loss)	$6,377	$(737)	$12,920	$(1,470)
Net income (loss) per share
Basic	$0.05	$(0.01)	$0.10	$(0.01)
Diluted	$0.05	$(0.01)	$0.10	$(0.01)
Weighted-average number of shares used to compute net income per share
Basic	123,620,260	122,740,982	123,430,652	121,765,509
Diluted	125,639,879	122,740,982	124,457,360	121,765,509
Comprehensive income
Net income (loss)	6,377	(737)	12,920	(1,470)
Foreign currency translation adjustments, net of tax	(64)	(86)	22	(235)
Comprehensive income (loss)	$6,313	$(823)	$12,942	$(1,705)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2022	123,241,173	$12	367,767	$29,422	$(22)	$397,179
Stock-based compensation	—	—	2,159	—	—	2,159
Issuance of Class A common stock for stock-based awards	104,991	—	5	—	—	5
Other comprehensive income (loss)	—	—	—	—	(7)	(7)
Net income	—	—	—	704	—	704
Balances at March 31, 2023	123,346,164	$12	369,931	$30,126	$(29)	$400,040
Stock-based compensation	—	—	2,276	—	—	2,276
Issuance of Class A common stock for stock-based awards	160,625	—	196	—	—	196
Other comprehensive income (loss)	—	—	—	—	93	93
Net income	—	—	—	5,839	—	5,839
Balances at June 30, 2023	123,506,789	$12	372,403	$35,965	$64	$408,444
Stock-based compensation	—	—	2,456	—	—	2,456
Issuance of Class A common stock for stock-based awards	185,159	—	235	—	—	235
Other comprehensive income (loss)	—	—	—	—	(64)	(64)
Net income	—	—	—	6,377	—	6,377
Balances at September 30, 2023	123,691,948	$12	375,094	$42,342	$—	$417,448

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2021	120,639,161	$12	$356,017	$29,935	$168	$386,132
Stock-based compensation	—	—	1,276	—	—	1,276
Issuance of Class A common stock for stock-based awards	412,222	—	13	—	—	13
Other comprehensive income (loss)	—	—	—	—	(45)	(45)
Net income	—	—	—	1,718	—	1,718
Balances at March 31, 2022	121,051,383	$12	$357,306	$31,653	$123	$389,094
Stock-based compensation	—	—	1,344	—	—	1,344
Issuance of Class A common stock for stock-based awards	1,568,761	—	289	—	—	289
Other comprehensive income (loss)	—	—	—	—	(104)	(104)
Net loss	—	—	—	(2,451)	—	(2,451)
Balances at June 30, 2022	122,620,144	$12	$358,939	$29,202	$19	$388,172
Issuance of warrant	—	—	3,478	—	—	3,478
Change in estimate of warrants expected to vest	—	—	46	—	—	46
Stock-based compensation	—	—	2,002	—	—	2,002
Issuance of Class A common stock for stock-based awards	369,758	—	1,167	—	—	1,167
Other comprehensive income (loss)	—	—	—	—	(86)	(86)
Net loss	—	—	—	(737)	—	(737)
Balances at September 30, 2022	122,989,902	$12	$365,632	$28,465	$(67)	$394,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$12,920	$(1,470)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,314	17,518
Deferred income taxes	278	(3,331)
Stock-based compensation	6,891	4,622
Non-cash lease expense	1,346	1,703
Amortization of contract asset	2,197	1,347
Provision for expected credit losses	(122)	219
Change in operating assets and liabilities
Accounts and other receivables	(6,941)	(19,143)
Prepaid expenses and other current and long-term assets	(1,797)	(854)
Accounts payable	4,279	2,975
Accrued liabilities	4,188	2,390
Operating lease liabilities	(1,364)	(1,398)
Contract liabilities	1,232	80
Income taxes receivable, net of payable	(1,034)	485
Net cash provided by operating activities	44,387	5,143
Cash flows from investing activities
Other intangible assets acquired	—	(248)
Purchases of property and equipment	(511)	(1,163)
Capitalized internal-use software development costs	(25,339)	(22,257)
Net cash used in investing activities	(25,850)	(23,668)
Cash flows from financing activities
Proceeds from exercise of stock-based awards	435	1,469
Financial institution funds in-transit	—	44,158
Payments on other financing obligations	(1,709)	(2,486)
Payments on finance leases	(102)	(201)
Net cash (used in) provided by financing activities	(1,376)	42,940
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	46	(329)
Net increase in cash, cash equivalents and Restricted cash	17,207	24,086
Cash and cash equivalents and Restricted cash beginning of period	149,685	201,829
Cash and cash equivalents and Restricted cash end of period	166,892	$225,915
Reconciliation of Cash and cash equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	147,334	168,386
Restricted cash at beginning of period	2,351	—
Restricted funds held for financial institutions at beginning of period	—	33,443
Cash and cash equivalents and Restricted cash at beginning of period	$149,685	$201,829
Cash and cash equivalents at end of period	162,062	148,314
Restricted cash at end of period	4,830	—
Restricted funds held for financial institutions at end of period	—	77,601
Cash and cash equivalents and Restricted cash at end of period	$166,892	$225,915
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$1,718	$421
Property and equipment purchases in accounts payable	$16	$—
Prepaid insurance funded through short-term borrowings	$—	$4,425
Issuance of warrant and change in estimate of warrants expected to vest	$—	$3,524
Right-of-use assets obtained in exchange of operating lease obligations	$1,356	$4,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Description of Business

Paymentus Holdings, Inc. and its wholly owned subsidiaries (“Paymentus” or the “Company”) provides electronic bill presentment and payment services, enterprise customer communication and self-service revenue management to billers through a Software-as-a-Service (“SaaS”), secure, omni-channel technology platform. The platform seamlessly integrates into a biller’s core financial and operating systems to provide flexible and secure access to payment processing of credit cards, debit cards, eChecks and digital wallets across a significant number of channels including online, mobile, IVR, call center, chatbot and voice-based assistants. Paymentus was incorporated in the state of Delaware on September 2, 2011 with office locations in Charlotte, North Carolina, Richmond Hill, Ontario (Canada), and Delhi and Bangalore (India). The Company is currently headquartered in Charlotte, North Carolina.

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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations and comprehensive income, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition, cost of revenue recognition, the allowance for credit losses, the lives of tangible and intangible assets, the valuation of acquired intangible assets and the recoverability or impairment of intangible assets, including goodwill, internal-use software development costs, valuation of stock warrants issued, stock-based compensation, and accounting for income taxes. The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates.

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received, and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $402.7 million and $353.9 million as of September 30, 2023 and December 31, 2022, respectively.

Restricted Funds Held for Financial Institutions and Financial Institution Funds In-Transit

Restricted funds held for financial institutions and the corresponding liability of financial institution funds in-transit represent the timing differences arising between the amounts the Company's sponsor bank receives from the sending financial institutions and the amounts disbursed to the recipient financial institutions. The restricted funds held for financial institutions' account is a transaction account maintained at the Company’s sponsor bank for clearing payments from financial institutions (as defined by the U.S. Treasury’s Financial Crimes Enforcement Network) to other financial institutions. Restricted funds held for financial institutions represent restricted cash that, based upon the Company's intent, are restricted solely for satisfying the corresponding obligations to send funds to the various financial institutions. During the fourth quarter 2022, the Company entered into an agreement with a financial institution whereby the financial institution would take over the legal ownership of these funds and operate as the custodial service provider. Once these funds were moved to custodial accounts, the Company no longer had legal ownership or control over these funds, and as such the Company no longer has Restricted Funds held for Financial Institutions and Financial Institution Funds In-Transit on the consolidated balance sheet as of September 30, 2023 and December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, one customer accounted for more than 10% of accounts receivable.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 included in the 2022 Form 10-K. There have been no significant changes to these policies during the three and nine months ended September 30, 2023.

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

Accounting Standards Updates ("ASU") not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.

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

3. Revenue, Performance Obligations and Contract Balances

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Payment transaction processing revenue	$150,500	$126,373	$443,565	$359,846
Other	1,923	1,779	6,125	4,979
Total revenue	$152,423	$128,152	$449,690	$364,825

Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$149,526	$125,655	$441,029	$357,088
Other	2,897	2,497	8,661	7,737
Total	$152,423	$128,152	$449,690	$364,825

Remaining Performance Obligations

As of September 30, 2023, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $8.4 million, of which the Company expects to recognize over 79% within the next two years, 18% between two to four years and the remainder thereafter. The timing of revenue recognition within the next four years is largely dependent upon the go-live dates of the Company's customers under the Company’s contracts.

As of September 30, 2023, the Company has contractual rights under its commercial agreements to receive $48.1 million of fixed consideration related to the future minimum guarantees through 2026. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Balances

Contract balances consist of the following:

	September 30,	December 31,
	2023	2022
Contract Assets
Costs to fulfill (prepaid expenses and other current assets)	$2,893	$2,732
Costs to fulfill (other long-term assets)	5,154	6,929
Total contract assets	$8,047	$9,661
Contract Liabilities
Contract liabilities	$5,633	$4,358
Contract liabilities, less current portion	2,782	2,826
Total contract liabilities	$8,415	$7,184

During the three months ended September 30, 2023 and 2022, the Company reduced revenue and the related contract assets by $0.8 million and $0.5 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company reduced revenue and the related contract assets by $2.2 million and $1.3 million, respectively.

Revenue recognized during the three months ended September 30, 2023 and 2022 that was included in the contract liabilities balance at the beginning of each of the periods was $0.5 million and $0.5 million, respectively. Revenue recognized during the nine months ended September 30, 2023 and 2022 that was included in the contract liabilities balance at the beginning of each of the periods was $1.4 million and $0.6 million, respectively.

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

The Company will record adjustments to the fair value of net assets acquired and goodwill within 12 months of the measurement period, if necessary. There were no measurement period adjustments to the purchase price allocation during the three and nine months ended September 30, 2023.

The revenue and expenses of PROFIT have been included in the Company's consolidated financial results since the acquisition date. Pro forma results of operations related to the acquisition have not been presented for the three and nine months ended September 30, 2022 because the effects of this acquisition were not material to the Company's overall operations.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Computer equipment	$5,955	$5,476
Furniture and fixtures	1,672	1,672
Leasehold improvements	391	419
Total property and equipment	8,018	7,567
Less: Accumulated depreciation	(6,342)	(5,744)
Property and equipment, net	$1,676	$1,823

Depreciation expense recorded for property and equipment was $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Long-lived assets include property and equipment, net. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets were as follows (in thousands):

	September 30,	December 31,
	2023	2022
United States	$627	$706
Other	1,049	1,117
Total	$1,676	$1,823

6. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	United States	Other	Total
Balance as of December 31, 2022	$131,028	$823	$131,851
Foreign currency translation adjustments	—	1	1
Balance as of September 30, 2023	$131,028	$824	$131,852

Internal-use Software Development Costs

During the three months ended September 30, 2023 and 2022, the Company capitalized $8.7 million and $7.8 million in software development and implementation costs, respectively, and during the nine months ended September 30, 2023 and 2022, the Company capitalized $25.3 million and $22.3 million in software development and implementation costs, respectively.

During the three months ended September 30, 2023 and 2022, the Company recorded $3.5 million and $2.4 million of amortization expense in cost of revenue, respectively, and $2.0 million and $1.4 million of amortization expense in operating expenses, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded $9.5 million and $6.1 million of amortization expense in cost of revenue, respectively, and $5.8 million and $4.3 million of amortization expense in operating expenses, respectively.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$21,834	$(13,997)	$7,837
License	2,519	(2,519)	—
Customer relationship	31,992	(12,649)	19,343
Software	450	(402)	48
Trademark	4,038	(2,087)	1,951
Total	$60,833	$(31,654)	$29,179

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$22,631	$(11,965)	$10,666
License	2,503	(2,503)	—
Customer relationship	33,788	(11,695)	22,093
Software	1,212	(661)	551
Trademark	4,238	(1,531)	2,707
Total	$64,372	$(28,355)	$36,017

Amortization expense of intangible assets was $2.1 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively, and $6.4 million and $6.2 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, future expected amortization expense is as follows (in thousands):

Years Ending December 31,
2023 (remaining three months)	$2,021
2024	8,082
2025	6,620
2026	3,738
2027	3,269
Thereafter	5,449
Total future amortization expense	$29,179

There were no impairments of goodwill, internal-use software development costs or intangible assets in the three or nine months ended September 30, 2023 and 2022.

7. Accrued Liabilities

The composition of accrued liabilities is as follows (in thousands):

	September 30,	December 31,
	2023	2022
Payroll and employee-related expenses	$12,523	$9,214
Finance leases and other financing obligations	—	1,813
Other accrued liabilities	6,236	4,782
Total	$18,759	$15,809

As of December 31, 2022, finance leases and other financing obligations included the then current portion of finance leases related to the acquisition of computer equipment and short-term insurance premium financing arrangements. As of September 30, 2023 the Company no longer had any finance leases or insurance premium financing arrangements.

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

Legal Matters

The Company is involved from time to time in various claims and legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that, as of September 30, 2023, none of its current claims and legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

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

9. Equity

Warrant

On May 13, 2021, the Company entered into a warrant agreement with JPMC Strategic Investments I Corporation (“JPMC”), an affiliate of J.P. Morgan Securities LLC, an underwriter in our 2021 initial public offering ("IPO"), pursuant to which the Company agreed to issue a warrant to JPMC for up to 509,370 shares of Class A common stock upon completion of the IPO at an exercise price of $18.38 per share (the “May 2021 warrant”). Upon completion of the IPO, 382,027 of the warrant shares vested and were exercisable. The vesting of the remaining 127,343 shares of Class A common stock underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2025 pursuant to a related commercial agreement with JPMorgan Chase Bank, National Association (“JPM Chase”), an affiliate of JPMC. As discussed below, this commercial agreement was amended in August 2022, and the achievement of certain commercial milestones was extended through December 31, 2026 and minimum revenue commitments were set for each of the calendar years through 2026. On December 31, 2021 and 2022, 15,917 warrant shares and 19,101 warrant shares, respectively, vested and were exercisable under the May 2021 warrant. Consistent with classification guidance in ASU Topic 606, the Company accounts for the consideration payable in the form of warrants to a customer as a reduction of the transaction price and, therefore, of revenue as the revenue is earned. The warrant fair value was determined using the Black-Scholes pricing model in accordance with ASC 718, Compensation-Stock Compensation.

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

On August 29, 2022, the Company entered into a second warrant agreement with JPMC, in connection with an amendment to the Company's existing commercial agreement with JPM Chase discussed above, pursuant to which the Company issued a warrant to JPMC for up to 684,510 shares of Class A common stock at an exercise price of $10.10 per share (the “August 2022 warrant agreement”). Upon signing the August 2022 warrant agreement, 171,128 of the warrant shares vested and were exercisable. The vesting of the remaining 513,382 shares of Class A common stock underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2026 pursuant to the commercial agreement, as amended.

As of September 30, 2023, an aggregate of 588,173 warrants had vested and were exercisable under the outstanding warrant agreements.

10. Stock-Based Compensation

In May 2021, the Company’s board of directors (the "Board") adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company’s employees and any of its parent or subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year, subject to the Compensation Committee of the Board exercising discretion to increase or decrease such amount (the “Evergreen Addition”), and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. On January 1, 2023, pursuant to the Evergreen Addition, 4,929,646 shares of Class A common stock were added to the 2021 Plan issuance reserve. At September 30, 2023, there were 17,834,251 remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the nine months ended September 30, 2023 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2022	4,155,640	$7.52	5.87	$4,420
Options granted	—	—
Options exercised	(131,500)	3.31
Options forfeited	(34,146)	8.73
Options expired	(84,660)	0.03
Outstanding at September 30, 2023	3,905,334	$7.82	5.29	$34,306
Exercisable at September 30, 2023	3,606,020	$7.74	5.25	$31,947

There were no options granted during the three and nine months ended September 30, 2023 and 2022. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity during the nine months ended September 30, 2023 was as follows:

		Weighted-
		Average
	Number of	Grant Date
	RSUs Outstanding	Fair Value
Awarded and unvested at December 31, 2022	1,362,420	$18.03
Awards granted	1,145,613	9.21
Awards vested	(319,275)	17.91
Awards forfeited	(152,707)	19.82
Awarded and unvested at September 30, 2023	2,036,051	$12.95

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

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$36	$—	$110	$—
Operating expenses
Research and development	484	507	1,492	1,080
Sales and marketing	690	612	2,096	1,062
General and administrative	1,246	883	3,193	2,480
Total stock-based compensation	$2,456	$2,002	$6,891	$4,622

At September 30, 2023, there was $0.8 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan, which is expected to be recognized over a remaining weighted-average period of 0.8 years.

At September 30, 2023, there was $24.2 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 3.1 years.

11. Income Taxes

The Company computes its tax provision for the three months ended September 30, 2023 by applying the year-to-date actual effective tax rate from recurring operations as the best estimate of its annual effective tax rate. The Company continues to record a valuation allowance against its net deferred tax assets (“DTA”) in the U.S. as it is not more likely than not to be realized given a history of near break-even operations and prior year significant tax deductions for stock-based compensation.

The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 11.4% and 7.2%, respectively. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was primarily the result of the full valuation allowance recorded against the Company's net U.S., deferred tax assets.

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was (65.2)% and 62.3%, respectively. The difference between the Company's effective tax rate and the U.S. federal statutory rate of 21% was primarily the result of near break-even pre-tax operating results, excess tax benefits on stock-based compensation, the valuation allowance recorded against the Company’s net US deferred tax assets, state taxes, foreign income taxed at different rates and permanent tax adjustments related to nondeductible executive compensation.

12. Net Income per Share Attributable to Common Stock

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$6,377	$(737)	$12,920	$(1,470)
Denominator:
Weighted-average shares of common stock — basic	123,620,260	122,740,982	123,430,652	121,765,509
Dilutive effect of stock options to purchase common stock	1,548,680	—	868,922	—
Dilutive effect of RSUs	429,863	—	153,330	—
Dilutive effect of warrants	41,076	—	4,456	—
Weighted-average shares of common stock — diluted	125,639,879	122,740,982	124,457,360	121,765,509
Net income (loss) per share
Basic	$0.05	$(0.01)	$0.10	$(0.01)
Diluted	$0.05	$(0.01)	$0.10	$(0.01)

The following table summarizes the weighted average securities that were excluded from the computation of diluted net income per share attributable to common stock as their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options to purchase common stock	—	4,705,323	103,804	5,693,398
RSUs	580,102	1,396,810	1,149,853	860,848
Warrants	417,045	428,803	417,045	418,630

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

Transactions Processed

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Growth	2023	2022	% Growth
	(in millions)			(in millions)
Transactions processed	115.4	92.2	25.2%	333.4	269.6	23.7%

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The number of transactions processed during the three and nine months ended September 30, 2023 increased approximately 25.2% and 23.7%, respectively, as compared to the same periods in 2022. The increase was primarily driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions.

Other Key Factors and Trends Affecting Our Operating Results

The discussion below includes a number of forward-looking statements regarding our future performance. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from matters referred to below, see the discussions under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” herein and in our Form 10-K for the year ended December 31, 2022 or the “2022 Form 10-K” and our subsequent Quarterly Reports on Form 10-Q.

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

Adjusted EBITDA

We calculate adjusted EBITDA as net income before other income (expense) (which consists of interest income (expense)), depreciation and amortization of acquisition-related intangible assets and capitalized software development costs, and income taxes, adjusted to exclude the effects of net and foreign exchange gain (loss), stock-based compensation expense and certain nonrecurring expenses that management believes are not indicative of ongoing operations.

Free Cash Flow

We calculate free cash flow as net cash provided by (used in) operating activities less capital expenditures, other intangible assets acquired, and capitalized internal-use software development costs.

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

Contribution Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Gross Profit	$46,910	$37,857	$132,850	$108,539
Plus: other cost of revenue	14,583	13,277	41,764	38,704
Contribution Profit	$61,493	$51,134	$174,614	$147,243

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors substantially outside of our control, including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the three and nine months ended September 30, 2023 increased approximately 20.3% and 18.6%, respectively, as compared to the same periods in 2022. The increase was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions, together with improvements resulting from disinflation in the utility sector on a year over year basis, pricing improvements from customers related to our inflation management and implementing certain cost improvement measures.

Adjusted Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Gross profit	$46,910	$37,857	$132,850	$108,539
Stock-based compensation	36	—	110	—
Amortization of capitalized software development costs	3,493	2,357	9,473	6,088
Amortization of acquisition-related intangibles	829	829	2,486	2,487
Adjusted gross profit	$51,268	$41,043	$144,919	$117,114

Adjusted gross profit for the three and nine months ended September 30, 2023 increased 24.9% and 23.7%, respectively, as compared to the same periods in 2022. Adjusted gross profit improved in line with contribution profit. Adjusted gross profit as a percentage improved as a result of economies of scale. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization in cost of revenue. The increase in amortization was driven by additional capitalization of software costs.

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss) — GAAP	$6,377	$(737)	$12,920	$(1,470)
Interest income, net	(1,905)	(504)	(5,003)	(594)
Provision for (benefit from) income taxes	822	296	1,004	(2,397)
Amortization of capitalized software development costs	5,473	3,808	15,286	10,434
Amortization of acquisition-related intangibles	2,095	2,015	6,359	6,077
Depreciation	204	335	669	1,015
EBITDA	$13,066	$5,213	$31,235	$13,065

Adjustments
Foreign exchange loss (gain)	17	28	32	(52)
Stock-based compensation	2,456	2,002	6,891	4,622
Other nonrecurring expense (1)	—	769	—	769
Adjusted EBITDA	$15,539	$8,012	$38,158	$18,404

____________

(1) Other nonrecurring expenses consist of an estimated liability booked in the three months ended September 30, 2022 related to the potential costs of terminating a commercial contract.

Adjusted EBITDA is a measure of profitability and generally is expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. Adjusted EBITDA increased 93.9% and 107.3% in the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The increase was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions, together with improvements resulting from disinflation in the utility sector on a year over year basis, pricing improvements from customers related to our inflation management and implementing certain cost improvement measures.

Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net cash (used in) provided by operating activities	$13,143	$(1,949)	$44,387	$5,143
Purchases of property and equipment and software	(158)	(368)	(511)	(1,163)
Other intangible assets acquired	—	(125)	—	(248)
Capitalized software development costs	(8,728)	(7,793)	(25,339)	(22,257)
Free cash flow	$4,257	$(10,235)	$18,537	$(18,525)
Net cash used in investing activities	$(8,886)	$(8,286)	$(25,850)	$(23,668)
Net cash (used in) provided by financing activities	$234	$18,722	$(1,376)	$42,940

The increase in free cash flow for the three and nine months ended September 30, 2023 was driven by higher cash provided by operating activities.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(Dollars in thousands)
Revenue	$152,423	$128,152	$24,271	18.9%	$449,690	$364,825	$84,865	23.3%
Cost of revenue	105,513	90,295	15,218	16.9%	316,840	256,286	60,554	23.6%
Gross profit	46,910	37,857	9,053	23.9%	132,850	108,539	24,311	22.4%
Gross margin (1)	30.8%	29.5%			29.5%	29.8%
Operating expenses
Research and development	11,035	10,350	685	6.6%	33,595	30,925	2,670	8.6%
Sales and marketing	21,481	19,048	2,433	12.8%	63,344	53,089	10,255	19.3%
General and administrative	9,083	9,376	(293)	-3.1%	26,958	29,038	(2,080)	-7.2%
Total operating expenses	41,599	38,774	2,825	7.3%	123,897	113,052	10,845	9.6%
Income (loss) from operations	5,311	(917)	6,228	n/m	8,953	(4,513)	13,466	n/m
Other income (expense)
Interest income, net	1,905	504	1,401	278.0%	5,003	594	4,409	742.3%
Foreign exchange (loss) gain	(17)	(28)	11	n/m	(32)	52	(84)	n/m
Income (loss) before income taxes	7,199	(441)	7,640	n/m	13,924	(3,867)	17,791	n/m
Benefit from (provision for) income taxes	(822)	(296)	(526)	177.7%	(1,004)	2,397	(3,401)	-141.9%
Net income (loss)	$6,377	$(737)	$7,114	n/m	$12,920	$(1,470)	$14,390	n/m

____________

n/m - not meaningful

(1) Gross margin is calculated as gross profit divided by revenue.

The following table presents the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.2%	70.5%	70.5%	70.2%
Gross profit	30.8%	29.5%	29.5%	29.8%
Operating expenses
Research and development	7.2%	8.1%	7.5%	8.5%
Sales and marketing	14.1%	14.9%	14.1%	14.6%
General and administrative	6.0%	7.3%	6.0%	8.0%
Total operating expenses	27.3%	30.3%	27.6%	31.0%
Income (loss) from operations	3.5%	-0.7%	1.9%	-1.2%
Other income (expense)
Interest income, net	1.2%	0.4%	1.1%	0.2%
Foreign exchange (loss) gain	0.0%	0.0%	0.0%	0.0%
Income (loss) before income taxes	4.7%	-0.3%	3.0%	-1.1%
Benefit from (provision for) income taxes	-0.5%	-0.2%	-0.2%	0.7%
Net income (loss)	4.2%	-0.6%	2.8%	-0.4%

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

The increase in revenue was primarily driven by an increase in the number of transactions processed, which was driven by the implementation of new billers and increased transactions from our existing billers. Revenue increase was also driven by pricing improvements related to our inflation management.

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue was driven by the increase in revenue and transactions processed, as it consists primarily of interchange fees and processor costs, as well as other direct costs associated with making our platform available to our billers. These higher costs were partially offset by cost improvement initiatives and deflation in the utility sector during the quarter ended September 2023.

Gross margin improved for the three months ended September 30, 2023 due to adjusted pricing for certain existing customers, cost improvement initiatives and deflation in the utility sector.

Research and Development Expenses

The increase in research and development expenses was primarily due to increased amortization cost of capitalized internal-use software development costs.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to an increase in employee-related costs, including benefits, as we continued to expand our sales and marketing efforts with additional headcount in order to continue to drive our growth. In addition, we incurred increased agency commissions associated with new billers and favorable margin on existing billers.

General and Administrative Expenses

The decrease in general and administrative expenses was primarily due to lower costs for our directors and officers insurance and corporate premiums, lower acquisition related expenses, lower commercial contract termination costs, and lower legal expenses, which were offset by higher employee-related costs including benefits.

Other Income (Expense)

The changes in other income (expense) was primarily due to the increase in interest income, net as a result of increases in the Federal Reserve rates which increased interest income on our government issued securities, which are included in cash and cash equivalents on the balance sheet.

Income Taxes

The change in provision for income taxes for the three months ended September 30, 2023 as compared to the same period in the prior year, was primarily due to the change in the pre-tax earnings and the impact of the full valuation allowance.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

The increase in revenue was primarily driven by an increase in the number of transactions processed, which was driven by the implementation of new billers and increased transactions from our existing billers. Revenue increase was also driven by pricing improvements from customers related to our inflation management.

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue was driven by the increase in revenue and transactions processed, as it consists primarily of interchange fees and processor costs, as well as other direct costs associated with making our platform available to our billers. These higher costs were partially offset by cost improvements resulting from disinflation in the utility sector and certain cost improvement initiatives.

Gross margin decreased for the nine months ended September 30, 2023 due to increases in cost of revenues for other direct costs associated with making our platform available to our billers.

Research and Development Expenses

The increase in research and development expenses was primarily due to increased amortization cost of capitalized internal-use software development costs and an increase in employee-related costs, including benefits due to an increase in headcount as we continued to invest in developing and adding additional features and functionality to our platform. Additionally, we incurred increased stock-based compensation expense associated with routine and new hire grants.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to an increase in employee-related costs, including benefits, as we continued to expand our sales and marketing efforts with additional headcount in order to continue to drive our growth. We also incurred increased stock-based compensation associated with routine and new hire grants. In addition, we incurred increased agency commission associated with new billers and favorable margin on existing billers.

General and Administrative Expenses

The decrease in general and administrative expenses was primarily due to slower hiring, lower costs for our directors and officers insurance premiums, a reduction in lease costs, lower legal expenses, lower acquisition related expenses and lower commercial contract termination costs, which were offset by higher employee-related costs including benefits.

Other Income (Expense)

The changes in other income (expense) was primarily due to the increase in interest income, net as a result of increases in the Federal Reserve rates which increased interest income on our government issued securities, which are included in cash and cash equivalents on the balance sheet.

Income Taxes

The change in provision for income taxes for the nine months ended September 30, 2023 as compared to the same period in the prior year, was primarily due to the change in the pre-tax earnings and the impact of the full valuation allowance.

Liquidity and Capital Resources

Sources and Uses of Funds

As of September 30, 2023, we had $162.1 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees and subscriptions. Our principal uses of cash are funding operations and capital expenditures.

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

Historical Cash Flows

The following table summarizes our condensed consolidated cash flows.

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in)
Operating activities	$44,387	$5,143
Investing activities	(25,850)	(23,668)
Financing activities	(1,376)	42,940
Effects of foreign exchange on cash	46	(329)
Net increase in cash, cash equivalents and restricted cash	$17,207	$24,086

Net Cash Provided by Operating Activities

Our primary source of operating cash is revenue from payment transaction fees. Our primary uses of operating cash are personnel-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners. Net cash provided by operating activities for the nine months ended September 30, 2023 was $44.4 million. Net income was $12.9 million, adjusted for non-cash charges of $32.9 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of contract assets and non-cash lease expense, which contributed positively to operating activities. This was decreased by net cash outflows of $1.4 million used by changes in our operating assets and liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2022 was $5.1 million. Net loss was $1.5 million, adjusted for non-cash charges of $22.0 million consisting primarily of depreciation and amortization, stock-based compensation, and non-cash lease expense, which contributed positively to operating activities. This was offset by net cash outflows of $15.5 million used by changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 consisted of $25.3 million of capitalized software development costs and $0.5 million of purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2022 consisted of $22.3 million of capitalized software development costs and $1.2 million for purchases of property and equipment.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 consisted of $1.7 million of payments on other financing obligations, $0.1 million of payments on finance leases and $0.4 million of proceeds from exercise of stock-based awards by employees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As of September 30, 2023, our material weaknesses were as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Item 1A. of our 2022 Form 10-K and our subsequent Form 10-Qs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended September 30, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K.

Item 6. Exhibits.

(a) Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1.1	Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	8-K	001-40429	3.1	May 28, 2021
3.1.2	Amendment to Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	10Q	001-40429	3.1	August 7, 2023
3.2	Amended and Restated Bylaws of Paymentus Holdings, Inc.	8-K	001-40429	3.2	November 14, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PAYMENTUS HOLDINGS, INC.

Date: November 6, 2023	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Sanjay Kalra
Sanjay Kalra
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)