Form 10-K
period 2023-12-31
Paymentus Holdings, Inc.
filed 2024-03-05
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of February 29, 2024, there were 20,995,662 shares of the Registrant’s Class A common stock outstanding, $0.0001 par value per share and 102,926,866 shares of the Registrant’s Class B common stock outstanding, $0.0001 par value per share. The aggregate market value of the Class A common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $175.8 million based on the closing sale price of the Class A common stock as reported by the New York Stock Exchange on that date of $10.56 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Registrant's fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report titled "Risk Factors." The following is a summary of the principal risks we face, any of which could adversely affect our business, operating results, financial condition or prospects:

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
•
If we lose our founder and chief executive officer or other key members of our management team, or if we are unable to attract and retain executives and qualified employees we need to support our operations and growth, our business may be harmed.
•
If we fail to offer high-quality customer support or meet our service level commitments, or if the fees we charge are unacceptable to our billers, financial institutions or their customers, our business, operating results and financial condition could be harmed.
•
If we fail to comply with extensive, complex, overlapping and frequently changing rules, regulations, standards and legal interpretations, including those related to payments, card network operations and other financial services, privacy, data protection and information security, our business could be materially harmed.
•
Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by customers, financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.
•
Widespread health issues or pandemics could have a material adverse impact on our employees, billers, financial institutions, partners, consumers and other key stakeholders, which could materially and adversely impact our business, operating results and financial condition.
•
Natural catastrophic events and man-made problems such as power disruptions, computer viruses, security breaches and incidents and terrorism may disrupt our business.
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
•
We may experience software and technology defects, undetected errors, development delays or other performance problems in our software and other technology used as part of our platform, which could damage biller, financial institution and partner relations, harm our reputation, result in significant costs to us, decrease our potential profitability and expose us to cybersecurity incidents and substantial liability.
•
If we fail to adequately obtain, maintain, protect or enforce our intellectual property and proprietary rights, our competitive position could be impaired, our reputation could be harmed and we may lose valuable assets, generate less revenue and incur costly litigation to protect our rights.
•
We and our billers, financial institutions and partners and their consumers and other third parties that use our platform obtain, provide and process a large amount of sensitive and personal data. Any material cybersecurity incident, or real or perceived improper or unauthorized use of, disclosure of or access to such data could harm our reputation as a trusted brand, result in significant liability, and have a material adverse effect on our business, operating results and financial condition.
•
The dual class structure of our common stock and our stockholders agreement have the effect of concentrating significant voting control with Accel-KKR, or AKKR, and our founder and chief executive officer, which limits or precludes your ability to influence corporate matters for the foreseeable future and may depress the market price of our Class A common stock.
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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws, such as those under the heading "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which statements involve substantial risks and uncertainties. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "should," "expect," "plan," "anticipate," "could," "intend," "target," "project," "contemplate," "believe," "estimate," "predict," "potential" or "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

•
our ability to effectively manage our growth and expand our operations;
•
our ability to further attract, retain and expand our biller, financial institutions, partner and consumer base;
•
our ability to timely implement and recognize revenue from new customers;
•
our expectations regarding our revenue, expenses and other operating results;
•
the impact of any material cybersecurity incident on our reputation as a trusted brand or on our business, operating results and financial condition;
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
•
our international expansion plans and ability to expand internationally; and
•
the risk factors discussed under the heading "Risk Factors" in Item 1A herein.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report.

You should not place undue reliance on our forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled "Risk Factors" and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Certain Definitions

In this report, unless the context requires otherwise, all references to "we," "our," "us," "Paymentus," and the "Company" refer to Paymentus Holdings, Inc. and, where appropriate, its consolidated subsidiaries.

PART I

Item 1. Business

Overview

We are a leading provider of cloud-based bill payment technology and solutions. We deliver our next-generation product suite through a modern technology stack to more than 2,200 biller business and financial institution clients. Our platform was used by approximately 34 million consumers and businesses globally in December 2023 to pay their bills, make money movements and engage with our clients. We serve billers of all sizes that primarily provide non-discretionary services across a variety of industry verticals, including utilities, financial services, insurance, government, telecommunications, real estate management, education, consumer finance, healthcare and small business. We also serve financial institutions by providing them with a modern platform that their customers use for bill payment, account-to-account transfers and person-to-person transfers. By powering this comprehensive network of billers and financial institutions, each with their own set of bill payment requirements, we believe we have created an enviable feedback loop that enables us to continuously drive innovation, grow our business and uniquely improve the electronic bill payment experience for participants in the bill payment ecosystem.

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

We address these inefficiencies through our cloud-native, integrated single-vendor solution. Our platform supports omni-channel and multi-dimensional, electronic billing and payments across multiple commerce channels, including online, mobile, interactive voice response, or IVR, call center, chatbot, retail and voice-based assistants. As we generally do not charge fees to billers in our core business for standard development or implementation, there is typically no minimum investment necessary for billers to achieve efficiencies from the use of our platform to replace some or all of their legacy bill payment systems or biller-direct solutions. We simplify how bills are paid and help billers collect revenue faster and more profitably because our platform is:

•
Scalable: Enterprise-grade platform capable of supporting transaction growth for billers and financial institutions of all sizes across numerous industry verticals.
•
Innovative: Artificial intelligence, or AI, and machine learning, or ML, algorithms power an omni-channel, end-to-end solution that adapts to new technologies and continuously learns from transaction activity.
•
Flexible: Platform accessible through an array of application program interfaces, or APIs, software development kits, iFrames and fully hosted solutions that provide complete control over the user experience and real-time customer engagement experiences.

•
Configurable: Reconfigurable business logic that allows us to quickly implement new functionality required by new and existing billers as we drive additional innovative solutions to our platform and beyond.
•
Integrated: Our significant and broad library of integrations to core accounting and billing software systems, including customer information systems, or CIS (which are software systems used to efficiently manage customer processes and data and often include bill pay, customer service and forecasting and analytics tools), and enterprise resource planning, or ERP, systems (which are software systems used to collect, store, manage and interpret data from many business activities, typically including accounting systems), as well as core financial institution processing platforms and certain digital banking providers, helps connect disparate systems across the electronic bill payment value chain.
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

We rely on a diversified go-to-market strategy including direct sales, software and strategic partnerships, resellers and referral partners across a number of industry verticals, and our IPN. While the direct sales channel is an important part of our business, we also rely on our software and strategic partners and resellers to deliver our solutions to our billers and financial institutions. Our software partners, such as Oracle, integrate our platform into their software products enabling us to power their bill payment capabilities. Our strategic partners, such as JPMorgan Chase, U.S. Bank, and a major payroll solutions provider, refer new billers to our platform and in many cases, we jointly sell to prospective customers with our strategic partners. Some of our strategic partners, particularly banks, also integrate our solutions into their platforms to provide an integrated bill presentment and omni-channel bill payment solution to their customers, and as such they are also IPN partners.

Our IPN promotes more rapid adoption of our platform through an extensive partnership ecosystem with leading business networks, including:

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

Industry Overview

We believe the bill payment industry continues to undergo technological transformation as consumers, billers and financial institutions demand a straightforward and streamlined approach to electronic bill presentment and payment and consumer engagement. The following key trends are currently defining the industry:

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

Billers and Consumers Are Underserved by Financial Institutions

Traditional financial institutions have been slow to adopt modern digital bill payment technologies and the legacy providers which the financial institutions rely on have failed to innovate. Over the last decade, U.S. online consumer bill payment volume made through a bank’s bill payment solution has decreased significantly. We believe this reduction is driven by consistent under-investment by financial institutions and legacy providers in their bill payment platforms, resulting in a poor consumer experience. Generally, consumers must manually add billers to a financial institution’s system and are generally limited to automated clearing house, or ACH, or other legacy payment channels rather than omni-channel payment capabilities. Ultimately, the lack of optionality and transparency inherent in a financial institution’s bill payment solutions creates an opportunity that we seek to address.

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

Our platform for financial institutions reconnects the financial institutions to their customers by providing a frictionless, real-time financial hub where consumers can consolidate their financial obligations, pay bills, move money in real time and deepen their understanding of their own financial position. Customers get a centralized viewpoint over all their money movement needs and the financial institutions get insights into their customers’ behavior that can inform a meaningful evolution of the customer experience.

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

Payment: We believe consumers demand an omni-channel payment experience that enables use of their preferred payment type and channel. Our secure and comprehensive omni-channel payment platform supports traditional and emerging payment technologies across multiple currencies and languages. Our platform supports electronic bill payments using credit, debit, ACH and digital wallets across a variety of payment channels, including web, mobile, IVR, text, secure PDF, chatbot, agent-assisted (call center), in-person, the AI-assistant voice service of a leading global ecommerce retailer, in Walmart and locations in the Green Dot network, and through alternative payment rails such as PayPal. We support one-time payments, as well as future-dated, recurring and payment plan transactions.

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

Consumer Engagement: We enable our billers to improve their consumer engagement with targeted communications, such as smart notifications, broadcast messaging, inbound and outbound communications, and campaign management, all of which are managed by our communications management tools. Our engagement modules allow billers to communicate with consumers based on desired characteristics such as regional location, due date, account status (such as late payment), or custom logic. Our billers can also communicate new offerings, incentives for payment and new and advanced payment types and methods. In 2023, our billers sent approximately 212 million emails, sent 84 million text messages and had over 3 million IVR calls using our communications modules.

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

•
communications preferences – consumers can choose email, text, phone, portal or otherwise;
•
language preferences – consumers can select their preferred language for receiving billing information and interact via IVR;

•
payment scheduling and type – consumers can schedule payments at specific times and use specific payment type to best suit their needs; and
•
multi-account management – consumers can manage multiple accounts with a single provider in one place.

We offer complementary features to our biller’s employees, including tools for automated case management, configurable reporting and "see what they see" where the customer service employees can see exactly what the consumer sees to quickly resolve problems.

We have also made significant investments in research and development, including in an automated, streamlined onboarding experience to help our billers and financial institutions go live faster, self-service features to help billers quickly adapt to consumer needs, and ongoing enhancements to improve privacy and security.

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

Payment Channels: Our platform offers an omni-channel payment infrastructure, which means that it enables bill payments through all the traditional payment channels billers and consumers expect, as well as many emerging payment channels. These include web portal, mobile, IVR, text, secure PDF, chatbot, agent-assisted (call center), in-person, the AI-assistant voice service of a leading global ecommerce retailer, in Walmart stores and other Green Dot network locations and through alternative payment rails such as PayPal. Key features and examples of several of these channels are described and illustrated below.

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

Text-based: Pay by text leverages our text-based bill presentment technology for a text payment authorization, which then uses stored payment types in the consumer’s account.

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

What Sets Us Apart

Paymentus was built on the notion that existing bill payment systems are not equipped to handle how bills will be paid in the future. Our platform is a cloud-native solution that automates the entire bill payments lifecycle between billers and financial institutions and consumers through a single integration, simplifying how consumers pay bills and accelerating billers’ revenue recognition through the following characteristics:

•
Scalable: Our mission-critical platform is designed to support high velocity throughput of daily, non-discretionary consumer bill payments. Our platform is capable of scaling up market to serve large billers, each processing payments for millions of bills per month, while also serving smaller billers, each processing payments for one bill per month. In 2023, we processed approximately 455 million payments and an average of 1.2 million payments were made each day using our platform.
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
•
Configurable: Our platform can rapidly and cost-effectively reconfigure our business logic to accommodate the specific requirements of the different end markets we serve. In 2023, approximately 70% of new biller implementations were completed without any code changes or significant development costs. Once configured, we can use these solutions with new and existing billers to expand into new verticals and geographies.
•
Integrated: Our significant and broad library of integrations to core accounting software systems, including leading CIS and ERP systems as well as core financial institution processing platforms and certain digital banking providers, helps connect disparate systems across the electronic bill payment value chain. Our billers gain access to the entirety of our biller platform through an easy-to-deploy, single point of access. These integrations allow us to own and control the key components of the electronic bill payment value chain, including accounting and back-end integrations to CIS and ERP systems. Our portfolio of integrations span hundreds of software versions – some of which are decades old but still in use today by many of our billers – which enables us to rapidly integrate with billers and financial institutions. We believe competitors would need to invest significant time and resources in order to replicate our software integration portfolio.
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
•
Secure: Biller, financial institution, partner and consumer security is of paramount importance to our business. Our PCI-DSS-compliant platform offers an intrusion detection and prevention system, multi-factor authentication and encryption and tokenization capabilities. We enforce our security policies and procedures through regular internal and third-party audits, 24/7 digital monitoring, continued education and sophisticated technology tools.

Our Network

We believe our innovative technology platform enables us to sit at the nexus of a powerful multi-sided network of billers, financial institutions, partners and consumers. We use the power of this network to enhance the number of product-features each biller uses to promote transaction growth. Our portfolio data shows that payment adoption is highly correlated to feature utilization. By increasing feature usage, we believe we will realize an increase in transaction volume from our billers.

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

IPN Partners: Our IPN partners work with us to gain access to broader biller networks and provide their consumers with innovative technology to streamline bill payments. Our IPN partners include PayPal, for which we power bill payment capabilities, a leading global ecommerce retailer, through which we offer electronic bill presentment and payment via its AI-assistant voice service and mobile app, Walmart, for which we enhance in-person bill payment capability at Walmart Money

Centers, and Green Dot, to enable in-person cash payments at more than 90,000 retail locations in the Green Dot network. Unlike software and strategic partners, IPN partners typically have direct interactions with consumers, and leverage our platform to connect to our biller network. Through this connection, consumers can initiate bill payments through our IPN partners, which we route to the billers. There are many types of IPN partners, including consumer networks, retailers, banks and financial institutions. We offer consumer networks and retailers increased engagement with consumers by enabling streamlined bill presentment payment experiences for an array of billers through their networks. We similarly offer banks and financial institutions increased engagement with their retail clients. For IPN partners, we will typically receive a fee per transaction processed through our platform, and in some cases, we pay a referral fee to IPN partners.

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

Our Billers’, Financial Institutions' and Partners’ Consumers

As our platform reaches more consumers, we capture and monetize more payment transactions. In December 2023, approximately 34 million consumers and businesses used our platform to pay their bills. As consumers increasingly demand omni-channel bill payment solutions for more of their bills, we attract more billers and partners who look to our platform to meet that demand.

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

Grow with Existing Billers, Financial Institutions and Partners

We believe we have a significant opportunity to leverage the full scope of our highly scalable model to drive further adoption of our platform with existing billers, financial institutions and partners, including our IPN partners. We believe adding product features and additional functionality enables us to capture more electronic bill payments, strengthens our biller and partner retention and ultimately generates more transaction revenue.

Expand into New Channels and Industry Verticals

We intend to leverage our platform to expand into new channels and new industry verticals. In particular, we anticipate growth of our IPN and additional partnerships with leading business networks to drive further expansion into new channels. We also intend to continue to cost-effectively expand into new verticals and expect that our expansion efforts will center on verticals with favorable bill payment characteristics such as recurring payments for non-discretionary, essential services, similar to our previous expansion into the healthcare and insurance verticals. Our configurability and platform approach to new feature development enables us to cost-effectively extend products that were initially designed for an existing vertical into powerful use cases for new verticals.

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

Go-to-Market Strategy

We employ a diversified go-to-market strategy that leverages targeted marketing efforts, a direct sales team and relationships with technology partners and resellers as we seek to acquire billers and financial institutions in an efficient manner. Our marketing strategy targets prospective billers and financial institutions through industry- and role-based marketing efforts at trade shows and industry events, direct marketing and social media programs. We also leverage partnerships and referral relationships of various types across a number of industry verticals.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual rights, to protect our proprietary software and our brands. We have obtained or applied for patent protection in the United States and certain countries on certain material aspects of our proprietary technologies and we have registered or applied to register certain of our trademarks in the United States as well as certain countries. In addition to the intellectual property that we own, we license certain technologies and intellectual property from third parties, including software that is incorporated in our platform. We generally control access to and use of our software and other proprietary or confidential information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties who have access to our software and other confidential information.

As of December 31, 2023, we held 23 issued U.S. patents and one issued Canadian patent related to our proprietary technologies. As of December 31, 2023, we also held two allowed, five published and one unpublished pending U.S. patent applications, two pending patent applications in each of Australia, Brazil, Canada, Europe, India, Japan, Mexico, and South Korea, and one pending PCT patent application. If our currently issued patents are maintained until the end of their terms, they will expire between 2025 and 2041. The expiration of these patents is not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. In addition, as of December 31, 2023, we owned 15 registered U.S. trademarks, two registered trademarks in India, and one registered trademark in each of the European Union, Japan, New Zealand and the United Kingdom. We also held eight allowed and seven pending trademark applications in the U.S., two pending trademark applications in China, and one pending trademark application in each of Canada and India.

For additional discussion of how intellectual property protection affects our business, see the section titled "Risk Factors—Risks Related to Our Technology and Intellectual Property."

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

In the United States, various laws and regulations apply to the security, collection, processing, storage, use, disclosure and other processing of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, and state and local laws relating to privacy and data security. Additionally, the FTC and many state attorneys general have interpreted and are continuing to interpret federal and state consumer protection laws to impose standards for the online collection, use, dissemination, processing and security of data. In addition, many states in which we operate have enacted laws that protect the privacy and security of sensitive and personal data, such as the California Consumer Privacy Act, or CCPA, as amended by the California Privacy Rights Act, or CPRA, in California. Certain other state laws impose similar privacy obligations, such as in New York, Nevada, Virginia, Colorado, Connecticut and Utah. All 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. In addition, several foreign countries and governmental bodies, including the European Union, or EU, have established their own laws, rules and regulations addressing privacy, data protection and information security with regard to the handling and processing of sensitive and personal data obtained from their residents with which we or our billers, financial institutions or partners may need to comply. These laws and regulations, such as the General Data Protection Regulation, or GDPR, are in certain cases more stringent than those in the United States. Because we process individually identifiable protected health information in certain cases, we are also subject to certain obligations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, as well as certain state laws and related contractual obligations.

We are also subject to the rules and standards of Visa, Mastercard, American Express, the National Automated Clearinghouse Association, or NACHA, and INTERAC, a Canadian interbank network, and other payment networks and their participants. In order to provide our payment processing services, we must be registered either indirectly or directly as service providers with the payment networks that we use. As such, we are subject to applicable card association and payment network rules, standards and regulations, which impose various requirements and could subject us to a variety of fines or penalties that may be levied by such associations or networks for certain acts or omissions. Card associations and payment networks and their member financial institutions regularly update and generally expand security expectations and requirements related to the security of consumer data and environments. Failure to comply with the networks’ requirements, or to pay the fees or fines they may impose, could result in the suspension or termination of our registration with the relevant payment networks and therefore require us to limit or cease providing the relevant payment processing services. It could also cause existing billers, financial institutions or partners, their consumers or other third parties to cease using or referring our services or prospective billers, financial institutions or partners to terminate negotiations with us.

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

In addition to the laws and regulations described above, various regulatory agencies in the United States and in foreign jurisdictions continue to examine a wide variety of issues which are or may be applicable to us and may impact our business. These issues include payments, identity theft, account management guidelines, privacy, disclosure rules, cybersecurity and marketing. The Consumer Financial Protection Bureau, or CFPB, and several states have recently provided guidance or prohibitions against the use of convenience or similar "pay-to-pay" fees in certain industries that may impact us and our billers. The laws and regulations relating to financial services, privacy, data protection and information security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In late 2023, the CFPB proposed new federal oversight of large technology firms and providers of digital wallets and payment applications that would require such firms to adhere to the same rules as large banks, credit unions and other financial institutions already supervised by the CFPB. The ultimate adoption, scope or impact of this rule is uncertain, but if it becomes applicable to us, it could materially increase regulatory risks and impact the way we conduct our business. As our business continues to develop and expand, including internationally, we continue to monitor the additional laws and regulations that may become relevant. Any actual or perceived failure to comply with legal and regulatory requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, including class action litigation, consent decrees and injunctions, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, damages, fines, penalties, adverse publicity, reputational damage and constraints on our ability to continue to operate.

For additional discussion on governmental regulation and payment network operating rules affecting our business, please see the section titled "Risk Factors—Risks Related to Regulation."

Employees and Human Capital Resources

As of December 31, 2023, we employed 1,273 full-time employees and a small number of part-time employees. Our employees are located across the United States, in Canada as well as in India. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

Our employees are our most critical assets. The success and growth of our business depends on our ability to attract, reward, retain, and develop diverse, talented, and high-performing employees at all levels of our organization, while sustaining an environment of anti-discrimination that ensures equal access to opportunities. To succeed in an ever-changing and competitive labor market, we have developed human capital management strategies, objectives and measures that drive recruitment and retention, support business performance, advance innovation and foster employee development. Our human capital strategies and objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees and consultants. We believe we provide our employees significant ongoing career growth opportunities, with career paths, in an exciting growth company and industry. The principal purpose of our incentive programs is to attract, retain and reward personnel in an equitable way, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We are also focused on supporting our employees’ health and safety and social well-being and seek to have a diverse, equitable and inclusive workplace.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the accompanying notes included elsewhere in this report before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business operations, results of operations, financial condition or prospects. The trading price of our Class A common stock could decline due to the materialization of any of these risks, and you may lose all or part of your investment. In addition, the risks discussed below include forward-looking statements and our actual results may differ substantially from those discussed in the forward-looking statements. See the section titled "Special Note Regarding Forward-Looking Statements" for a discussion of such statements and their limitations. Our risk factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Risks Related to Our Business and Industry

Our historical growth rate may not be sustainable or indicative of our future growth.

Our historical growth rate, including in payment volumes, may not be sustainable or indicative of our future growth. Even though the number of billers, financial institutions and consumers who use our platform has experienced solid growth in recent years, there can be no assurance that we will be able to attract new billers and financial institutions or retain existing billers and financial institutions or maintain similar growth. Our costs associated with retaining revenue from existing billers and financial institutions are substantially lower than costs associated with attracting and generating revenue from new billers and financial institutions or costs associated with generating increased adoption of our platform by existing billers and financial institutions. Therefore, if we are unable to retain revenue from existing billers and financial institutions, even if related losses are offset by an increase in new billers and financial institutions or increased adoption of our platform by existing billers, our operating results could be adversely impacted.

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
•
our ability to attract and retain strategic partners, software partners, resellers, referral partners and IPN partners;
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

In addition, we believe that an important contributor to our success has been our corporate culture, which we believe fosters innovation, and is rooted in a philosophy of aligning our success with that of billers, financial institutions, partners and consumers. As a result of our growth, a significant portion of our employees have not been with us for a significant period of time. As we continue to grow and develop the infrastructure of a public company, we must effectively integrate, develop and motivate a growing number of new employees, who will be dispersed geographically, with our headquarters in Charlotte, North Carolina and a large employee presence across the United States and in Toronto, Canada and Delhi, India. Our geographically dispersed and often remote workforce may make it more difficult for our management to manage our growth effectively, preserve our corporate culture and preserve our ability to execute quickly in further developing our platform and implementing new features and tools. Any failure to preserve our culture could also limit our ability to innovate, operate effectively, recruit and retain personnel, perform at current levels or execute on our business strategy effectively and efficiently.

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

We must invest significant time educating and selling to multiple management and technical decision-makers to obtain their support. In addition, we may be required to meet wide-ranging and detailed ancillary requirements. For example, financial institutions and many larger clients generally require us to submit to an exhaustive security audit, given the sensitivity and importance of storing consumer billing and payment data on our platform. Adoption is also frequently subject to budget constraints and unplanned administrative, processing and other delays, including considerable efforts to negotiate and document relationships. Further, platform deployment and integration with partners’ software and other solutions requires significant efforts. If we are unable to increase adoption of our platform by partners and manage the costs associated with marketing our platform to potential partners and integrating with their systems, our business, operating results and financial condition may be adversely affected. In addition, if we are unsuccessful in establishing, growing or maintaining partnerships, our ability to compete could be impaired, and our operating results may suffer. If we lose one or more of our largest partnerships, we could also lose associated biller relationships or payment channels and our business, operating results and financial condition could be harmed.

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

The increased costs associated with these and other investments we may make in our business may fail to generate the expected benefits. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial condition will be harmed, and we may not be able to maintain profitability over the long term. In particular, we expect net income and adjusted EBITDA may be adversely impacted as we continue to make investments in our platform and our IPN, incur increased operating costs associated with being a public company, integrate our recent acquisitions and amortize the identifiable intangible assets that we recorded in conjunction with our recent acquisitions.

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

The United States economy experienced a period of prolonged economic uncertainty and inflationary conditions in 2022 and into 2023, which was particularly acute in the utility sector and negatively impacted our financial performance during that period. Although inflationary pressures lessened to some extent in the second half of 2023, economic uncertainty and inflationary conditions remain high and could have an adverse impact on our 2024 performance. As a result of these conditions, some of our clients may defer anticipated implementations, as was the case in 2022, or reevaluate the development of technology resources, which would delay expected revenue recognition. Furthermore, inflationary pressure resulted in higher average bills, particularly in the utility sector, and increased interchange fees. We may not be able to adjust our pricing to address the inflationary pressures, and our ability to do so typically lags behind the impact of inflation on our clients, the increase in average bill amounts and increased interchange fees. In addition, we may not be able to prudently manage our expenses, and we are seeing ongoing wage pressure in our workforce due to the levels of inflation, which is also putting some short-term pressure on our EBITDA margins. Continued economic uncertainty and inflationary conditions could have a material adverse impact on our business, operating results and financial condition.

Further, a downturn in the economy could force our billers, financial institutions or partners or their consumers to close or declare bankruptcy, resulting in lower revenue and earnings for us and greater exposure to potential credit losses and future transaction declines. For more information, please see the risks under “—Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by customers, financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations” below. We also have a certain amount of fixed and other costs, including rent and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy. Changes in economic conditions could also adversely affect our future revenue and profit and cause a materially adverse effect on our business, operating results and financial condition.

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

In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. New market entrants include a variety of payment processing vendors, particularly those focused on online and mobile payments, as well as mobile wallets and other offerings. Many of these new entrants are also potential partners of ours. As we look to market and sell our platform to potential billers, financial institutions or strategic partners with existing solutions, we must demonstrate to their internal stakeholders that our platform is superior to their current solutions. Furthermore, some lower margin industries are more sensitive to pricing and may select a lower cost provider over our more advanced solutions.

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

We depend on third-party payment processors, including PayPal’s Braintree service, sponsor banks and third-party printers to process bill payments made through various channels on our platform, including credit and debit cards, ACH transfers, eChecks and PayPal. The per-transaction settlement fees we pay under our agreements with these processors collectively comprise a significant portion of our cost of revenue. We also rely on payment processors to collect and store payment card information and provide certain fraud detection services. Our multiyear agreements with these processors contain industry-standard terms and conditions, including technical requirements for how we must process and settle transactions and chargebacks. These agreements also obligate us to comply with card networks’ security standards and guidelines, and to reimburse the payment processors for any fines they are assessed by payment networks as a result of any rule violations by us. See the section titled "—Risks Related to Regulation—We are required to comply with payment network operating rules, and changes to such rules or payment network fees could harm our business."

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

We offer a software platform that automates the entire bill payment lifecycle, providing electronic bill presentment, consumer engagement and payment processing for a large number of billers, financial institutions and consumers. We are responsible for verifying the identity of our billers, and monitoring transactions for fraud. We and our billers, financial institutions and partners have been in the past and will continue to be targeted by parties who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, fake businesses and customers, account takeover, false applications and check fraud. We may suffer losses from acts of financial fraud committed by or against our billers, financial institutions or partners or their consumers, our employees or other third-parties.

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

Our current business and anticipated growth will continue to place significant demands on our risk management efforts, and we will need to continue developing and improving our existing risk management infrastructure, policies, procedures, techniques and processes. As techniques used to perpetrate fraud on our platform evolve, we may need to modify our products or services to mitigate fraud risks. As our business grows and becomes more complex, we may be less able to forecast and carry appropriate reserves on our books for fraud related losses. Further, these types of fraudulent activities on our platform can also expose us to civil and criminal liability and governmental and regulatory sanctions as well as potentially cause us to be in breach of our contractual obligations to our third-party partners.

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

We generate substantially all of our revenue by charging billers and financial institutions fees on a per-transaction basis. As the market for our platform matures, or as new or existing competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing billers and financial institutions or attract new billers and financial institutions at fee levels that are consistent with our pricing model and operating budget. In addition, we may not be able to fully adjust our pricing with all of our customers to address inflationary pressures, and our ability to do so typically lags behind the impact of inflation on our clients, the increase in average bill amounts and increased interchange fees. Our pricing strategy for new products we introduce may prove to be unappealing to our billers, financial institutions or consumers, and our competitors could choose to bundle certain products and services competitive with ours and offer them at lower prices. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our business, operating results and growth prospects.

Further, a significant portion of our revenue is generated from billers that elect to pass on transaction fees to consumers. In certain markets, such as utilities and municipalities, such fees are commonplace. Despite the fact that such fees are relatively standard, they are often met with negative consumer perception and regulatory limitations, which could lead to heightened regulatory scrutiny and further pricing pressure.

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

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by customers, financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

 Events involving limited liquidity, defaults, non-performance or other adverse developments that affect our customers, financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, may lead to market-wide liquidity problems, disruptions in access to our cash balances, increased contractual risk and increased settlement risk. Although we assess our banking and customer relationships as we believe necessary or appropriate, we could experience losses, and our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, actual or perceived events such as liquidity constraints or failures such as the market-wide liquidity problems that were experienced after Silicon Valley Bank, Signature Bank and Silvergate Capital Corp. were each placed into receivership in 2023 (“Bank Events of 2023”), the ability to perform obligations under various types of settlement, financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry, companies that do business with such companies or companies that have customers or partners that do business with such companies.

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

In addition, if our regulated customers in the financial services industry directly experience events similar to the Bank Events of 2023, this could result in settlement risk, breach of certain contractual obligations, and result in losses, which may or may not be recoverable.

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

We are subject to many risks associated with widespread health issues, such as the recent COVID-19 pandemic, which can result in significantly curtailed movement of people (both government-mandated and voluntary), goods and services. Such risks include, but are not limited to (1) extreme societal, economic and financial market volatility, resulting in business shutdowns and a global economic downturn, (2) uncertainty regarding the duration, timing and severity of the impact of such health issues on consumer behavior, (3) transitioning to and operating our business with a remote workforce, which can negatively impact employee productivity, training and collaboration as well as our sales and marketing efforts and our implementation cycles, (4) increased risks of security breaches or incidents due to remote operations and the costs associated with enhancing the security of our platform, data and internal information technology, or IT, infrastructure, and (5) the disruption of the operations of our billers, financial institutions and partners that may impact our operations. Any or all of these and other risks related to widespread health issues could materially and adversely impact our business, operating results and financial condition.

Natural catastrophic events and man-made problems such as power disruptions, computer viruses, security breaches and incidents and terrorism may disrupt our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, commerce in general and the global economy, and thus could harm our business. Our headquarters are located in Charlotte, North Carolina, and we have a large employee presence in the United States, Toronto, Canada and Delhi, India. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war or terrorist attack affecting regions where we maintain operations or where our data centers are located, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our services, breaches of data security, security incidents, and unauthorized access to or loss, disclosure, modification, misuse, corruption, unavailability, or destruction of critical data, any of which could harm our business, operating results and financial condition. In addition, most of our employees currently work remotely. Given these widespread remote work arrangements, if a natural disaster, power outage, connectivity issue or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

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

The local, state and federal laws, rules, regulations, licensing schemes and industry standards that govern our business, both directly and through our relationships with banks, card networks and other financial services partners, include, or may in the future include, those relating to payments services, such as payment processing and settlement services, anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes and compliance with the Payment Card Industry Data Security Standard, or PCI-DSS, a set of requirements designed to ensure that all companies that process, store or transmit payment card information maintain a secure environment to protect cardholder data. We do not directly collect or store payment card information; instead, we rely on a third-party payment processor to do so. These laws, rules, regulations, licensing schemes and standards are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, self-regulatory organizations and numerous state and local agencies. Currently, we do not possess any permits or licenses from financial regulators. We believe the licensing requirements of federal and state agencies that regulate or monitor banks or other types of providers of electronic commerce services do not apply to us. While our business itself is not currently subject to financial services-related regulation, and we have received confirmation from multiple state regulators that we are not required to obtain money transmitter licenses in those states, the banks, payment networks and card networks that we partner with operate in a highly regulated landscape and there is a risk that those regulations could become directly applicable to us. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes and standards governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes and standards. For example, the Consumer Financial Protection Bureau, or CFPB, and several states have recently provided guidance or prohibitions against the use of convenience or similar "pay-to-pay" fees in certain industries that may impact us and our billers. In late 2023, the CFPB proposed new federal oversight of large technology firms and providers of digital wallets and payment applications that would require large nonbank financial companies handling more than 5 million transactions per year to adhere to the same rules as large banks, credit unions, and other financial institutions already supervised by the CFPB. The ultimate adoption or impact of this rule is uncertain, but it could materially increase regulatory risks and impact the way we conduct our business. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

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

Payment networks, such as Visa, Mastercard, American Express, NACHA and INTERAC, establish their own rules and standards that allocate liabilities and responsibilities among the payment networks and their participants. These rules and standards, including PCI-DSS, govern a variety of areas, including how consumers may use their cards, surcharging limitations, the security features of cards, security standards for processing, data protection and information security and allocation of liability for certain acts or omissions, including liability in the event of a data breach. Participants are subject to audits by the payment networks to ensure compliance with applicable rules and standards.

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

From time to time, these networks increase the fees that they charge payment processors. We could attempt to pass these increases along to our billers, but this strategy might result in the loss of billers to competing solutions. If competitive practices prevent us from passing along the higher fees to our billers in the future, we may have to absorb all or a portion of such increases, which may increase our operating costs and reduce our earnings. In addition, regulators are subjecting interchange, surcharging and other fees to increased scrutiny, and new regulations could require greater pricing transparency of the breakdown in fees or fee limitations, which could lead to increased price-based competition, lower margins and higher rates of biller attrition and negatively affect our business, operating results and financial condition. As a result of any increased fees, such payments could become prohibitively expensive for us or for our billers.

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

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal data and are considering or enacting new laws. Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than international, federal, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, in June 2018, California enacted the CCPA, which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, including the right to access and delete certain personal information, as well as the right to opt-out of certain sales of personal information, and provides for civil penalties for violations and a private right of action for data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, the CPRA, was passed in November 2020. Effective as of January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding California residents’ rights with respect to certain categories of sensitive personal information. California also has a dedicated state agency that is vested with authority to implement and enforce the CCPA, as amended by the CPRA. The interpretation and enforcement of the CCPA is in nascent stages, and the effects of the CCPA, as amended by the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and sanctions and litigation.

Certain other state laws impose similar privacy obligations, and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. For example, the CCPA has prompted the enactment of several new state laws or amendments of existing state laws, such as in New York, Nevada, Virginia, Colorado, Connecticut and Utah. These laws marked the beginning of a trend toward more stringent privacy legislation in other U.S. states and have prompted a number of proposals for new federal and state-level privacy legislation. This legislation, if passed, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.

In addition, several foreign countries and governmental bodies, including the EU, have established their own laws, rules and regulations addressing privacy, data protection and information security with regard to the handling and processing of sensitive and personal data obtained from their residents with which we or our billers, financial institutions or partners may need to comply. These laws and regulations are in certain cases more stringent than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, IP addresses. The EU’s privacy, data protection and information security landscapes are currently evolving, resulting in possible significant operational costs for internal compliance and risk to our business. Within the EU, the GDPR, which went into effect in May 2018, contains numerous requirements and changes from previously existing EU law, including more robust, direct obligations on data processors in addition to data controllers, heavier documentation requirements for data protection compliance programs by companies and significant increase in the level of sanctions for non-compliance as compared to previous EU data protection law. In particular, under the GDPR, EU data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total global turnover for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers and data subjects. We have taken steps to comply with applicable portions of the GDPR, but we cannot assure you that such steps completely eliminate the risk of liability under the GDPR. The laws and regulations relating to privacy, data protection and information security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

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

We are required to comply with the rules of the SEC implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. In addition to disclosing changes that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting on a quarterly basis, we are required to make an annual assessment of our internal control over financial reporting pursuant to the rules of the SEC implementing Section 404 in our annual reports on Form 10-K. However, as an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an emerging growth company. If our internal control over financial reporting is not effective, management’s report and our independent registered public accounting firm’s report would be adverse.

As of December 31, 2023, material weaknesses were identified in our internal control over financial reporting. These material weaknesses, as well as our remediation plans, are described in Item 9A of this annual report.

While we have made significant progress in remediating the material weaknesses, we may not be able to complete our evaluation, testing, or finalize any necessary remediation in a timely fashion, or at all. We cannot provide assurance that the measures we have taken to date and may take in the future will be sufficient to remediate the control deficiencies that led to the identified material weaknesses in internal control over financial reporting or that the measures will prevent or avoid future related or unrelated material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods required under SEC rules, could be adversely affected. This may in turn adversely affect our reputation and business and the market price of our Class A common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our Class A common stock and diversion of financial and management resources from the operation of our business.

The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.

We are subject to the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We have and may need to continue to hire additional employees or engage outside consultants to comply with these requirements, which has and will increase our costs and expenses.

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

Further, beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. This capitalization requirement may materially increase our effective tax rate, deferred tax assets and cash tax liabilities as well as reduce our operating cash flows over time as we continue to utilize available net operating losses and tax credits.

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

We may experience software and technology defects, undetected errors, development delays or other performance problems in our software and other technology used as part of our platform, which could damage biller, financial institution and partner relations, harm our reputation, result in significant costs to us, decrease our potential profitability and expose us to cybersecurity incidents and substantial liability.

We may modify, enhance, upgrade and implement new systems, procedures and controls in our software and technology to reflect changes in our business, technological advancements and changing industry trends. These modifications, enhancements or updates incorporated in our platform may contain undetected errors, viruses or defects when implemented or when new functionality is released. Despite extensive testing, from time to time we have discovered and may in the future discover defects or errors in our software and technology. Any performance problems or defects in our software and technology could materially and adversely affect our business, operating results and financial conditions, and could increase the risk of a cybersecurity incident. Defects, errors or other similar performance problems or disruptions, whether in connection with day-to-day operations or otherwise, could be costly for us, adversely affect our billers’, financial institutions' or partners’ businesses, harm our reputation and result in reduced sales or a loss of, or delay in, the market acceptance of our solutions. In addition, if we have any such errors, defects or other performance problems, our billers, financial institutions or partners could seek to terminate, or elect not to renew, their contracts with us, delay or withhold payment or assert claims against us. Any of these actions could result in liability, lost business, increased insurance costs, difficulty in collecting accounts receivable, costly litigation, regulatory actions, or adverse publicity, which could materially and adversely affect our business, operating results and financial condition. Additionally, our software incorporates open-source code and any defects or security vulnerabilities in such open-source software could materially and adversely affect our business, operating results and financial condition by increasing the risk of a cybersecurity incident. Further, we rely on technology and software supplied by third parties that may also contain undetected errors, viruses or defects. Software defects and errors or delays in electronic bill presentment or our facilitation of payment processing could result in additional development and remediation costs, diversion of technical and other resources from our existing development efforts, loss of credibility with current or potential billers, financial institutions, partners and consumers, harm to our reputation and exposure to liability claims, any of which could result in a material adverse effect on our business, operating results and financial condition.

We use open source software in our platform and products, which may pose particular risks to our proprietary software in a manner that could subject us to litigation or other actions, negatively affect our ability to sell our products or otherwise adversely affect our business, operating results and financial condition.

Our platform incorporates software modules licensed to us by third-party authors under "open source" licenses, and we expect to continue to incorporate open source modules in our products and platform in the future. Because of this incorporation of open source modules, we may be subject to various restrictive requirements, such as a requirement to make publicly available all or part of the source code for modifications or derivative works created based on the type of open source software used in the work, or a requirement to grant licenses on unfavorable terms or at no cost for our derivative works.

The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide, or distribute our platform, products or services related to, the open source software subject to those licenses. In addition, the public availability of such software may make it easier for others to compromise our platform. Although we generally monitor our use of open source software to avoid subjecting our platform to conditions we do not intend and to try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. Moreover, we cannot assure you that our processes for controlling our use of open source software in our platform, products and services will be effective. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate it into their products. Likewise, we could be sued and face claims from third parties claiming ownership of, or demanding release of, any open source software or derivative works that we have developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services. Litigation could be costly for us to defend, have a negative effect on our business, operating results and financial condition or require us to devote additional research and development resources to redesign our products. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, be required to seek costly licenses from third parties, or provide our offerings on terms that are not economically feasible. We may need to re-engineer our platform (which could involve substantial time and resources), to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results and financial condition.

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

Our success is dependent, in part, upon protecting our intellectual property and proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets and contractual provisions with our employees, independent contractors, consultants and third parties with whom we have relationships to establish and protect our intellectual property and proprietary rights. However, the steps we take to protect our intellectual property may be inadequate, may not afford complete protection and may not adequately permit us to gain or keep any competitive advantage. Our intellectual property and proprietary rights may fail to prevent unauthorized use or disclosure of our confidential information, intellectual property or technology, and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology.

Various factors outside our control pose a threat to our intellectual property rights, as well as to our products, services and technologies. Although we have been issued patents in the United States and Canada and have additional patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or obtain the coverage originally sought. In addition, any patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties, which could result in them being narrowed in scope or declared invalid or unenforceable. For example, it is possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may sue us for patent infringement and seek monetary damages or licensing fees, or enjoin the use of our technology. Any of our patents, trademarks or other intellectual property rights may lapse, be abandoned, be challenged or circumvented by others or invalidated through administrative process or litigation. We also may allow certain of our registered intellectual property rights, or our pending applications for intellectual property rights, to lapse or to become abandoned if we determine that obtaining or maintaining the applicable registered intellectual property rights is not worthwhile. Despite our efforts to protect our intellectual property and proprietary rights, there is no guarantee that such rights will be sufficient to protect against others offering products or services that are substantially similar to ours, independently developing similar products, duplicating any of our products, designing around our patents, adopting trade names or domain names similar to ours, competing with our business or attempting to copy aspects of our technology and using information that we consider proprietary, thereby impeding our ability to promote our platform and possibly leading to biller, financial institution or consumer confusion. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours.

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

We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy, reverse engineer or otherwise obtain and use our products, technology, systems, methods, processes, intellectual property and other proprietary information to create products and services that compete with ours. We cannot be certain that we will be able to prevent unauthorized use of our products, technology, systems, methods and processes or infringement, misappropriation or other violation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as comprehensively as in the United States, if at all. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our competitive position and materially and adversely affect our business, operating results and financial condition.

In addition to registered intellectual property rights such as issued patents and trademarks, we rely on non-registered proprietary information and technology, such as copyrights, trade secrets, confidential information, know-how and technical information. In order to protect our proprietary information and technology, we rely in part on confidentiality and intellectual property assignment agreements with our employees and contractors involved in the development of material intellectual property for us, which place restrictions on the employees’ and contractors’ use and disclosure of this intellectual property. However, these agreements may not be self-executing, sufficient in scope or enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. We cannot guarantee that we have entered into such agreements with each person or entity that may have or have had access to our trade secrets or proprietary information or otherwise developed intellectual property for us, including our technology and processes. Individuals that were involved in the development of intellectual property for us or who had access to our intellectual property but who are not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property.

Additionally, these agreements may be insufficient or breached, or this intellectual property, including trade secrets, may otherwise be disclosed or become known to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. We may not be able to obtain adequate remedies for such breaches. Additionally, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us without disclosing that use or without providing us a license, disputes may arise as to the rights in related or resulting works of authorship, know-how and inventions. The loss of intellectual property rights could make it easier for third parties to compete with our products and services by copying our functionality.

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

We and our billers, financial institutions and partners and their consumers and the third-party vendors and data centers that we use obtain, provide and process large amounts of sensitive and personal data, including data provided by and related to consumers and their financial transactions, as well as other data of the counterparties to their payments. We face legal and regulatory risks, as well as risks to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand to include new products and technologies.

Cybersecurity threats and attacks, privacy and cybersecurity breaches, insider threats and malicious internet-based activity and other incidents continue to evolve in nature and become more sophisticated and severe, and providers of cloud-based services have frequently been targeted by such attacks, particularly in the financial technology sector. These cybersecurity challenges, including threats to our own IT infrastructure or those of our billers, financial institutions or partners or their consumers or third-party service providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, biller or financial institution employee fraud, account takeover, check fraud or cybersecurity attacks, to "mega breaches" targeting cloud-based services and other hosted software. A cybersecurity incident or breach could result in loss, compromise, corruption or disclosure of confidential information, intellectual property and sensitive and personal data and impair our ability to provide our solutions and meet our billers’, financial institutions' or partners’ or their consumers’ requirements, or cause production downtimes and compromised data. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our biller and financial institution base and our brand becomes more widely known and recognized, threat actors may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our billers’, financial institutions' or partners’ or their consumers’ sensitive and personal data. Information security risks for technology companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties as well as nation-state and nation-state-supported actors. Additionally, geopolitical events and resulting government activity could lead to information security threats and attacks by affected jurisdictions and their sympathizers. Because of our position in the financial services industry, we believe that we are likely to continue to be a target of such threats and attacks.

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

In addition, our financial institution strategic partners conduct regular audits of our cybersecurity program, and if any of them were to conclude that our systems and procedures are insufficiently rigorous, they could terminate their relationships with us, and our financial results and business would be adversely affected. Under our terms of service and our contracts with strategic partners, if there is a breach of payment information that we store, we could be liable to the partner for their losses and related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our platform. Any perceived or actual security breach or incident, regardless of how it occurs or the extent of the breach or incident, could have a significant impact on our reputation as a trusted brand, cause us to lose existing billers, financial institutions, partners and consumers, prevent us from obtaining new billers, financial institutions, partners and consumers, require us to expend significant funds to remedy problems caused by breaches and incidents and implement measures to prevent further breaches and incidents, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, indemnity obligations, damages for contract breach or penalties for violation of security obligations and costs associated with remediation, such as fraud monitoring and forensics, all of which could divert resources and attention of our management and key personnel away from our business operations and materially and adversely affect our business, operating results and financial condition. Any actual or perceived breach or incident at a third-party service provider providing services to us or our billers, financial institutions, partners or consumers could have similar effects. Further, as a result of the rise of remote and work from home settings, these cybersecurity risks may be heightened by an increased attack surface across our business and those of our partners and service providers. We cannot guarantee that our efforts, or the efforts of those upon whom we rely and partner with, will be successful in preventing any such breaches or incidents or protecting sensitive and personal data that they obtain and process on our behalf.

Federal, state and international regulations may require us or our billers, financial institutions or partners to notify governmental entities and individuals of breaches or incidents involving certain types of personal and sensitive data or information technology systems, within specified time frames and under certain conditions. Any noncompliance with these regulations, whether actual or perceived, and any security breach or incident on our systems, whether actual or perceived, could lead to public disclosures and negative publicity, erode consumer, biller, financial institution or partner confidence in the effectiveness of our security measures, negatively impact our ability to attract new billers, financial institutions, partners and consumers, cause existing billers, financial institutions, partners and consumers to elect not to renew or expand their use of our platform, services and products or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, which could materially and adversely affect our business, operating results and financial condition.

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

We may in the future become subject to and involved in lawsuits, disputes, legal proceedings or claims to protect or enforce our intellectual property rights, and we may be subject to claims by third parties that we have infringed, misappropriated or otherwise violated their intellectual property rights. Even if we believe that these claims are without merit, litigation may be necessary to determine the scope and validity of intellectual property or proprietary rights of others or to protect or enforce our intellectual property rights. The ultimate outcome of any litigation is often uncertain. Also, regardless of the outcome, lawsuits, with or without merit, are time-consuming and expensive to resolve and they divert management’s time and attention. Lawsuits may also require us to, among other things, redesign or stop providing our products or services, pay substantial amounts to satisfy judgments or settle claims or lawsuits, pay substantial royalty or licensing fees, or satisfy indemnification obligations that we have with certain parties with whom we have commercial relationships. Although we carry insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot assure you that the results of any such actions will not have an adverse effect on our business, operating results or financial condition.

The software industry is characterized by the existence of many patents, copyrights, trademarks, trade secrets and other intellectual property rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our software and technology may not be able to withstand any third-party claims against their use. We could also face trade name or trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our brand names. Any claims related to our intellectual property or biller, financial institution or consumer confusion related to our marketplace could damage our reputation and adversely affect our growth prospects. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patents may provide little or no deterrence as we would not be able to assert them against such entities or individuals.

If a third party is able to obtain an injunction preventing us from accessing such third-party’s intellectual property rights, or if we cannot license or develop alternative technology for any allegedly infringing aspect of our business, we may be forced to limit or stop sales of our products or cease business activities related to such intellectual property. Any inability to license third-party technology in the future would have an adverse effect on our business or operating results and would adversely affect our ability to compete.

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

The market price of our Class A common stock has, and may continue to, fluctuate or decline significantly in response to numerous factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:

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
•
whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure and the significant voting control of Accel-KKR (“AKKR”) and our founder and chief executive officer;
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

As of December 31, 2023, we had 20,758,603 shares of Class A common stock and 103,062,508 shares of Class B common stock issued and outstanding. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144 (“Rule 144”) of the Securities Act of 1933, as amended (the “Securities Act”).

In addition, 1,946,006 shares of Class A common stock and 3,849,350 shares of Class B common stock were subject to outstanding equity awards as of December 31, 2023. We have registered under the Securities Act the offer and sale of all shares of Class A common stock and Class B common stock subject to equity awards outstanding and reserved for issuance under our 2012 Equity Incentive Plan and 2021 Equity Incentive Plan. The shares covered by those registration statements are eligible for resale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the market price of our Class A common stock could decline.

Furthermore, up to 1,193,880 shares of Class A common stock may be issuable pursuant to warrant agreements with JPMC Strategic Investments I Corporation. These shares will become eligible for sale in the public market to the extent permitted by the vesting terms of the warrant, and Rules 144.

As of December 31, 2023, the holders of approximately 105 million shares of our Class A common stock and Class B common stock, or certain permitted transferees, are entitled to require us to file registration statements under the Securities Act for the public resale of the shares of Class A common stock, including shares issuable upon conversion of their shares of Class B common stock, or to include such shares in registration statements that we may file, subject to certain conditions. If we register the offer and sale of shares for the holders of registration rights, those shares can be freely sold in the public market upon registration.

The dual class structure of our common stock and our stockholders agreement have the effect of concentrating voting control with AKKR and our founder and chief executive officer, which limits or precludes your ability to influence corporate matters for the foreseeable future and may depress the market price of our Class A common stock.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, AKKR and our founder and chief executive officer, collectively controlled approximately 99% of the voting power of our outstanding common stock as of December 31, 2023 and therefore are able to control all matters submitted to our stockholders and will continue to control such matters so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock, including the election of directors, amendments of our organizational documents, compensation matters and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

Further, the stockholders agreement we entered into with AKKR at the time of our IPO in May 2021 provides that, for so long as AKKR or certain of its permitted transferees hold more of our outstanding common stock than Mr. Sharma and certain of his affiliates, AKKR has the right to nominate (x) five directors to our board of directors for so long as AKKR beneficially owns at least 10% of our outstanding common stock and (y) two directors to our board of directors for so long as AKKR beneficially owns at least 5% but less than 10% of our outstanding common stock. Moreover, after such time as AKKR ceases to hold more of our outstanding common stock than Mr. Sharma and certain of his affiliates, AKKR will continue to have the right to nominate two directors to our board of directors until such time as AKKR ceases to beneficially own at least 5% of our outstanding common stock.

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

In addition, certain index providers have implemented restrictions on including companies with multiple-class share structures in certain of their indices. The FTSE Russell requires new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders. The dual class structure of our common stock makes us ineligible for inclusion in these indices and we cannot assure you that other stock indices will not take similar actions. It is unclear what effect, if any, these policies have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Further, given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices will likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

AKKR controls us and its interests may conflict with ours or yours in the future.

As of December 31, 2023, AKKR controlled approximately 79% of the voting power of our outstanding common stock. As a result, AKKR has the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws, and the entering into extraordinary transactions, and the interests of AKKR may not in all cases be aligned with our or your interests.

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

In November 2023, AKKR distributed to its investors, on a pro rata basis and for no additional consideration, 538,888 shares of our Class B common stock, some of which was subsequently converted into shares of our Class A common stock. There can be no assurance regarding the further disposition of these shares by the recipients, future distributions of our Class B common stock held by AKKR, or subsequent conversion by recipients of distributed Class B shares into our Class A common stock or disposition thereof.

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

AKKR, our controlling stockholder, is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or that would be complementary to our business if we acquired them. Our certificate of incorporation provides that, to the fullest extent permitted by law, none of AKKR or its affiliates, or any of their respective directors, partners, principals, officers, members, managers or employees, including any of the foregoing who serve as our officers or directors (all of whom we refer to as the "Exempted Persons"), has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our affiliates. In addition, to the fullest extent permitted by law, in the event that any Exempted Person is presented with a business opportunity, even if the opportunity is one that we or our affiliates might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so, such Exempted Person has no duty to communicate or offer such business opportunity to us or any of our affiliates. No Exempted Person will be liable to us, any of our affiliates or our stockholders for breach of any fiduciary or other duty, solely by reason of the fact that any such Exempted Person pursues or acquires such business opportunity, sells, assigns, transfers or directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us or any of our affiliates. These provisions could create conflicts of interest and have a material adverse effect on our business, results of operations, financial condition and prospects if attractive business opportunities are allocated by AKKR or another Exempted Person to itself, its affiliates or third parties instead of to us.

If securities or industry analysts publish inaccurate or unfavorable research about us, our business or our market, or if they adversely change their recommendations regarding our Class A common stock, the market price or trading volume of our Class A common stock could decline.

The trading market for our Class A common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more of the analysts provide research with an unfavorable rating or downgrade our Class A common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.

We are an emerging growth company, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to "emerging growth companies," including:

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
•
the date we qualify as a "large accelerated filer," with at least $700.0 million of equity securities held by non-affiliates;
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

We have elected to take advantage of the "controlled company" exemption to the corporate governance rules for New York Stock Exchange-listed companies, which could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

AKKR controls a majority of the voting power of our outstanding common stock. Because we qualify as a "controlled company" under the corporate governance rules for New York Stock Exchange-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have an independent compensation committee or an independent nominating function. In light of our status as a controlled company, in the future we could elect not to have a majority of our board of directors be independent or not to have an independent compensation committee or nominating and corporate governance committee. Accordingly, should the interests of our management and AKKR differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for New York Stock Exchange-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

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
•
there is no cumulative voting;
•
the board of directors may issue "blank check" preferred stock that our board of directors could use to implement a stockholder rights plan;
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Overview

We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational disruption; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; customer attrition; and reputational risks. We have implemented several cybersecurity processes, technologies and controls to aid in our efforts to assess, identify and manage such material risks.

Risk Management and Strategy

Our cybersecurity specific risk assessment process, helps identify our cybersecurity threat risks by comparing our cybersecurity program to industry standards and best practices standards set by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization (“ISO”) and the Center for Internet Security (“CIS”), as well as by annually engaging experts to attempt to infiltrate/test our information systems (as such term is defined in Item 106(a) of Regulation S-K).

We have established a cybersecurity risk management process that includes internal reporting of significant cybersecurity risk to our senior leadership and executive team on a monthly basis. We have established an information security risk committee, chaired by our chief information security officer (“CISO”) and comprised of employees and executive management, to, among other things, coordinate and communicate the direction, current state, security risks (gaps) and governance of our information security program. Our cybersecurity program in particular focuses on the following key areas:

Collaboration

To identify and assess material risks from cybersecurity threats, our Cybersecurity Governance, Risk and Compliance ("GRC") team considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Our enterprise risk professionals collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity and potential mitigations.

Risk Assessment

We employ a range of tools and services including (but not limited to) regular network and endpoint monitoring, vulnerability assessments and penetration testing to inform our professionals’ risk identification and assessment.

Technical Safeguards

We regularly assess and deploy internal and third party technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

Incident Response and Recovery Planning

We have established comprehensive incident response and recovery plans and continue to regularly test and evaluate the effectiveness of those plans. Our incident response and recovery plans address and guide our employees, management and board of directors on our response to a cybersecurity incident.

Third-Party Risk Management

Our cybersecurity risk processes address risks associated with our use of third-party service providers, including those in our “supply chain” (subservice organizations). Third-party risks are included within our GRC and procurement program, including the selection and oversight of our third-party service providers.

Education and Awareness

Our policies require each of our employees to contribute to our data security efforts. We regularly remind employees of the importance of handling and protecting customer and employee data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats.

External Assessments

We perform periodic internal and third-party assessments to test our cybersecurity controls and regularly evaluate our policies and procedures for handling and control of sensitive data and systems, in an effort to identify areas for continued focus, improvement and/or compliance (e.g., SOC, SOX, PCI, HIPAA).

Cybersecurity Risk Governance and Oversight

Board's Oversight Role

Cybersecurity is an important part of our risk management processes and an area of continued focus for our board of directors, audit committee and management. Our board of directors is responsible for the oversight of the overall corporate approach to cybersecurity risks. The board of directors has delegated such enterprise and cybersecurity risk management to its audit committee. At least quarterly, the audit committee and/or board of directors receives an overview from management of our cybersecurity threat risk management and strategy, covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan and any material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks.

Under its charter, the audit committee is charged with discussing our major financial, information technology and cybersecurity risk exposures and the steps management has taken to monitor and control such exposures as well as the oversight of management’s plans to address such risks. A member of our audit committee and board of directors with a strong background in information technology and cybersecurity risk management through service in related senior executive positions of other publicly traded companies meets regularly with our CISO to discuss our cybersecurity risk management processes.

Management’s Role

Our cybersecurity program, which is discussed in greater detail above, is led by our CISO, who has over 20 years of prior work experience in various roles with large public companies involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs. In addition, our CISO manages a team of highly trained and experienced cybersecurity professionals in support of the cybersecurity program.

Members of the audit committee and the board are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management programs. Material cybersecurity threat risks are also considered during audit committee and/or board discussions of important matters such as enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions and other relevant matters.

Disclosure Controls and Procedures

In addition to the information security risk committee discussed above, we maintain a disclosure committee with certain responsibilities that include among other things, the discussion of cybersecurity matters for materiality, proper internal reporting systems and incident disclosure evaluation. The disclosure committee also has a cybersecurity subcommittee that meets at least quarterly to discuss ongoing internal and external cyber-events, as well as mapping out the response process in the event of a cybersecurity incident that may reasonably be viewed as potentially material, including assessing the incident, materiality and disclosure obligations.

Cybersecurity Risks

Notwithstanding the discussion above and our efforts to address cybersecurity risks, we cannot guarantee you that we can mitigate or eliminate all cyber-related risks, including those related to operational disruption; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; customer attrition; and reputational risks. We urge you to read our discussion regarding whether and how risks from identified cybersecurity threats could materially affect us as part of our risk factor disclosures at “Item 1A - Risk Factors“—Risks Related to Our Business and Industry” and “—Risks Related to Our Technology and Intellectual Property” of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Item 2. Properties

We are headquartered in Charlotte, North Carolina. We lease office space in Charlotte, North Carolina; Richmond Hill, Canada (part of the Greater Toronto Area); Dallas, Texas; Milpitas, California; New York, New York and in Delhi, Gurugram, Mohali and Bangalore, India. The table below sets forth certain information regarding these properties, all of which are leased. We also lease several smaller properties on a month-to-month basis.

Location	Type	Square Footage (approximate)	Lease Expiration
Charlotte, North Carolina	Corporate Headquarters	26,700	March 31, 2027
Richmond Hill, Canada	Office space	56,000	March 31, 2031
Richmond Hill, Canada	Office space	3,000	May 31, 2025

Dallas, Texas	Office space	10,100	March 15, 2027
Milpitas, California	Office space	2,900	May 31, 2024
New York, New York	Office space	700	December 31, 2023 (2)
Delhi, India	Office space	4,100	October 23, 2025
Gurugram, India	Office space	19,800	February 1, 2029
Mohali, Punjab, India	Office space	9,300	December 31, 2025
Bangalore, India	Office space	4,000	December 31, 2023(1)

_______________

(1) Lease term converted to month-to-month upon expiration.

(2) Month to month lease of desk space in a co-working & flexible office concept building.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Paymentus Holdings, Inc. Class A common stock is listed on the New York Stock Exchange under the ticker symbol "PAY." There is no established trading market for our Class B common stock.

Holders

Based on the records of our transfer agent, as of February 29, 2024, there were 36 record holders of our Class A common stock and 41 record holders of our Class B common stock. Because a substantial portion of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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

Recent Sales of Unregistered Securities

Except as may have been previously reported in our filings with the SEC, there were no sales of unregistered securities during the fiscal year ended December 31, 2023.

Issuer Purchases of Equity Securities

Except as may have been previously reported in filings with the SEC, there were no repurchases of equity securities during the year ended December 31, 2023. We do not have any publicly announced or other repurchase plans regarding our Class A common stock.

Stock Performance Graph

The following graph and table compare the total stockholder return from May 26, 2021, the date on which our Class A common stock commenced trading on NYSE through December 31, 2023, based on an initial investment of $100 in each of:

•
our Class A common stock;
•
the Standard and Poor's 500 Stock Index, or S&P 500 Index; and
•
the Standard and Poor's 500 Information Technology Index, or S&P Information Technology.

The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act.

Comparsion of Cumulative Total Return since IPO
Chart Area
$200.00
$170.00
$140.00
$110.00
$80.00
$50.00
$20.00
May 26, 2021
December 31, 2021
December 31, 2022
December 31, 2023
Paymentus Holdings, Inc.
S&P 500 Index
S&P Information Technology

Fiscal Year 2021 Quarters	May 26, 2021	December 31, 2021	December 31, 2022	December 31, 2023
Paymentus Holdings, Inc.	$100.00	$166.57	$38.14	$85.10
S&P 500 Index	100.00	113.71	91.60	113.80
S&P Information Technology	100.00	125.60	89.29	139.65

We will neither make nor endorse any predictions as to future stock performance or whether the trends depicted in the graph above will continue or change in the future.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, those discussed in "Special Note Regarding Forward-Looking Statements" and those discussed in the section titled "Risk Factors" under Part I, Item 1A in this Annual Report on Form 10-K.

A discussion of changes in our results of operations from fiscal year 2021 to fiscal year 2022 and a discussion of our liquidity and capital resources for 2021 has been omitted from this Annual Report on Form 10-K but may be found under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of the Years Ended December 31, 2022 and 2021" and "—Liquidity and Capital Resources—"Sources and Uses of Funds" and "—Historical Cash Flows" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 3, 2023, which is available free of charge on the SECs website at www.sec.gov and our website at https://ir.paymentus.com/home/default.aspx.

Overview

We are a leading provider of cloud-based bill payment technology and solutions. We deliver our next-generation product suite through a modern technology stack to more than 2,200 biller business and financial institution clients. Our platform was used by approximately 34 million consumers and businesses in North America in December 2023 to pay their bills, make money movements and engage with our clients. We serve billers of all sizes that primarily provide non-discretionary services across a variety of industry verticals, including utilities, financial services, insurance, government, telecommunications, real estate management and healthcare. We also serve financial institutions by providing them with a modern platform that their customers use for bill payment, account-to-account transfers and person-to-person transfers. By powering this comprehensive network of billers and financial institutions, each with their own set of bill payment requirements, we believe we have created an enviable feedback loop that enables us to continuously drive innovation, grow our business and uniquely improve the electronic bill payment experience for participants in the bill payment ecosystem.

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

Impact of Economic and Inflationary Trends

In 2022 and 2023, the United States economy experienced inflationary conditions, increased interest rates and consecutive quarters of decreased gross domestic product. While we believe our business is resilient and can generally weather unusual levels of inflation, the economic uncertainty and continuing inflationary pressures, which have been particularly acute in the utility sector, negatively impacted our fiscal 2023 and 2022 financial performance. Although inflationary pressures lessened to some extent in the second half of 2023, economic uncertainty and inflationary conditions remain high and could have an adverse impact on our 2024 performance. Inflationary pressure is resulting in higher average bills, particularly in the utility sector, and increased interchange fees. Where appropriate, we seek to adjust our prices to address the inflationary pressures, however our ability to do so typically lags behind the impact of inflation on our clients, the increase in average bill amounts and increased interchange fees. While we made several price adjustments in 2023 as a result of the inflationary impacts on our business, we will continue to monitor and manage the economic environment in 2024 and by working closely with clients on implementations and further price adjustments as necessary.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expenses for finance, risk management, legal and compliance, human resources, information technology and facilities personnel. General and administrative expenses also include costs incurred for external professional services, leasing of office buildings and other corporate expenses. We expect to continue to incur additional general and administrative expenses to support the growth in our business. We expect that our general and administrative expenses will increase in absolute dollars, but they may fluctuate as a percentage of revenue from period to period. Over the longer term, we expect general and administrative expenses to decrease as a percentage of revenue as we leverage the scale of our business.

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

Acquiring New and Maintaining Existing Billers and Financial Institutions

Our future growth depends on the continued adoption of our platform by new billers and financial institutions, as well as maintaining our existing billers and financial institutions. We intend to continue investing in our efficient go-to-market strategies, increasing brand awareness and driving adoption of our platform and products. We had more than 2,200 billers and financial institution clients as of December 31, 2023, including billers of all sizes and across numerous vertical markets and financial institutions of all sizes. Our ability to attract new, and maintain existing, billers and financial institutions and drive adoption of our platform will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts. Our growth and performance also depends on our ability to promptly implement and begin recognizing revenues from our new billers and financial institutions.

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

Transactions Processed

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Transactions processed	458.2	366.8	280.5

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The number of transactions processed during the year ended December 31, 2023 increased approximately 24.9% as compared to 2022. The number of transactions processed during the year ended December 31, 2022 increased approximately 30.8% as compared to 2021. The increase for both years was primarily driven by the addition of new billers and increased transactions from our existing billers.

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

Adjusted EBITDA

We calculate adjusted EBITDA as net income before other income (expense), which consists of interest income (expense), depreciation and amortization of acquisition-related intangible assets and capitalized software development costs, and income taxes, adjusted to exclude the effects of net foreign exchange gain (loss), stock-based compensation expense and certain nonrecurring expenses that management believes are not indicative of ongoing operations.

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

Contribution Profit

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Gross profit	$182,342	$149,678	$121,380
Plus: other cost of revenue	58,606	51,622	37,098
Contribution profit	$240,948	$201,300	$158,478

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors substantially outside of our control, including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the year ended December 31, 2023 increased approximately 19.7% as compared to 2022 and increased approximately 27.0% for the year ended December 31, 2022 as compared to 2021. The increase in 2023 was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions, together with improvements resulting from disinflation in the utility sector on a year over year basis, pricing improvements from customers related to our inflation management and the implementation of certain cost improvement measures. The increase in 2022 was primarily driven by the addition of new billers and increased transactions from our existing billers. For 2022 and 2023, contribution profit increased at a slower rate than transactions processed due to a continued mix shift to larger, high volume clients.

Adjusted Gross Profit

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Gross profit	$182,342	$149,678	$121,380
Stock-based compensation	156	—	—
Amortization of capitalized software development costs	13,341	8,761	4,900
Amortization of acquisition-related intangibles	3,314	3,316	1,105
Adjusted gross profit	$199,153	$161,755	$127,385

Adjusted gross profit for the year ended December 31, 2023 increased 23.1% as compared to 2022 and increased 27.0% for the year ended December 31, 2022 as compared to 2021. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization in cost of revenue, as well as stock based compensation. The 2023 increase in amortization was driven by the additional capitalization of software costs. The 2022 increase in amortization was driven by additional amortization of capitalization of software costs as well as amortization of acquired intangibles associated with the 2021 acquisitions of Payveris and Finovera. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding these acquisitions.

Adjusted EBITDA

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income (loss) — GAAP	$22,322	$(513)	$9,300
Interest income, net	(7,019)	(1,663)	6
Provision for (benefit from) income taxes	2,802	(795)	1,066
Amortization of capitalized software development costs	21,349	14,621	9,376
Amortization of acquisition-related intangibles	8,380	8,176	2,812
Depreciation	871	1,266	1,107
EBITDA	48,705	21,092	23,667

Adjustments
Foreign exchange loss (gain)	(12)	(5)	1
Stock-based compensation	9,390	6,736	3,136
Other nonrecurring expense (1)	—	769	2,711
Adjusted EBITDA	$58,083	$28,592	$29,515

(1) Other nonrecurring expenses consists of indirect costs incurred associated with completion of our IPO in 2021 and an estimated liability booked in 2022 related to the cost of terminating a commercial contract.

As adjusted EBITDA is a measure of profitability, it would generally be expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. Adjusted EBITDA increased 103.1% for the year ended December 31, 2023 compared to 2022 and decreased 3.1% for the year ended December 31, 2022 compared to 2021. The increase in 2023 was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions, together with improvements resulting from disinflation in the utility sector on a year over year basis, pricing improvements from customers related to our inflation management, the implementation of certain cost improvement measures and lower general and administrative expenditures primarily driven by lower insurance premiums and acquisition related costs. Adjusted EBITDA decreased from 2021 to 2022 due to our investment in sales and marketing and research and development in order to drive future growth of the business as well as the increased costs associated with being a public company and the impact of the Payveris and Finovera acquisitions.

Free Cash Flow

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$68,828	$19,867	$19,493
Purchases of property and equipment and software	(600)	(1,257)	(979)
Other intangible assets acquired	—	(280)	(130)
Capitalized software development costs	(33,699)	(29,763)	(19,300)
Free cash flow	$34,529	$(11,433)	$(916)
Net (cash used in) provided by investing activities	$(34,299)	$(34,560)	$(77,809)
Net cash (used in) provided by financing activities	$(1,195)	$(37,283)	$213,487

The increase in free cash flow for the year ended December 31, 2023 compared to 2022 was primarily as a result of increases in cash generated from operations. The decrease in free cash flow for the year ended December 31, 2022 compared to 2021 was primarily as a result of an increase in our investment in research and development activities.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,			Change 2023 versus 2022
	2023	2022	2021	$	%
	(in thousands)
Revenue	$614,490	$497,001	$395,524	$117,489	23.6%
Cost of revenue (1)	432,148	347,323	274,144	84,825	24.4%
Gross profit	182,342	149,678	121,380	32,664	21.8%
Gross margin	29.7%	30.1%	30.7%
Operating expenses
Research and development (1)	44,248	41,220	34,122	3,028	7.3%
Sales and marketing (1)	83,996	73,295	43,917	10,701	14.6%
General and administrative (1)	36,005	38,139	32,968	(2,134)	-5.6%
Total operating expenses	164,249	152,654	111,007	11,595	7.6%
Income (loss) from operations	18,093	(2,976)	10,373	21,069	n/m
Other income (expense)
Interest income, net	7,019	1,663	(6)	5,356	322.1%
Foreign exchange (loss) gain	12	5	(1)	7	n/m
Income (loss) before income taxes	25,124	(1,308)	10,366	26,432	n/m
Benefit from (provision for) income taxes	(2,802)	795	(1,066)	(3,597)	-452.5%
Net income (loss)	$22,322	$(513)	$9,300	$22,835	n/m

(1) Stock-based compensation expense was allocated in cost of revenue and operating expenses as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$156	$—	$—
Research and development	1,990	1,647	517
Sales and marketing	2,808	1,736	280
General and administrative	4,436	3,353	2,339
Total stock-based compensation	$9,390	$6,736	$3,136

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Year Ended December 31,
	2023	2022	2021

Revenue	100.0%	100.0%	100.0%
Cost of revenue	70.3%	69.9%	69.3%
Gross profit	29.7%	30.1%	30.7%
Operating expenses
Research and development	7.2%	8.3%	8.6%
Sales and marketing	13.7%	14.7%	11.1%
General and administrative	5.9%	7.7%	8.4%
Total operating expenses	26.8%	30.7%	28.1%
Income (loss) from operations	2.9%	-0.6%	2.6%
Other income (expense)
Interest income, net	1.1%	0.3%	0.0%
Foreign exchange (loss) gain	0.0%	0.0%	0.0%
Income (loss) before income taxes	4.0%	-0.3%	2.6%
Benefit from (provision for) income taxes	-0.5%	0.2%	-0.3%
Net income (loss)	3.5%	-0.1%	2.3%

Comparison of the Years Ended December 31, 2023 and 2022

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

Gross margin decreased due to increases in cost of revenues for other direct costs associated with making our platform available to our billers.

Research and Development Expenses

The increase in research and development expenses was primarily due to increased amortization cost of capitalized internal-use software development costs and acquired intangibles relating to our PROFIT acquisition, and an increase in employee-related costs, including benefits due to an increase in headcount as we continued to invest in developing and adding additional features and functionality to our platform. Additionally, we incurred increased stock-based compensation expense associated with routine and new hire grants. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our acquisition of PROFIT Financial, Inc.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to an increase in employee-related costs, including benefits, as we continued to expand our sales and marketing efforts with additional headcount in order to continue to drive our growth. We also incurred increased stock-based compensation associated with routine and new hire grants. In addition, we incurred increased agency commissions associated with new billers.

General and Administrative Expenses

The decrease in general and administrative expenses was primarily due to lower costs for our directors and officers insurance premiums, a reduction in lease costs, lower legal expenses, lower acquisition related expenses and lower commercial contract termination costs, which were offset by higher employee-related costs including benefits and increased stock-based compensation expense associated with new hire grants.

Other Income (Loss)

The changes in other income (expense) were primarily due to the increase in interest income, net as a result of increases in the Federal Reserve rates which increased interest income on our cash held with the banks.

Income Taxes

The change in benefit from (provision for) income taxes, as well as the decrease in our effective tax rate, which decreased to 11% for the year ended December 31, 2023 as compared to 60.8% for the same period in the prior year, was primarily due to the increase in pre-tax income from the prior year, which had the effect of causing rate impact items to have a lower percentage impact on the rate overall given the higher base of pre-tax income. In addition, the lack of excess tax benefits on stock-based compensation, utilization of net operating losses and the valuation allowance recorded against the net U.S. deferred tax assets had the largest impact on the effective tax rate.

Liquidity and Capital Resources

Sources and Uses of Funds

As of December 31, 2023, we had $179.4 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees. Our principal uses of cash are funding operations, which primarily consist of employee-related costs, and acquisitions. Although subject to change based on market opportunity or changing priorities, currently, we do not have any material planned capital expenditures in the next 12 months.

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

Historical Cash Flows

The following table summarizes our consolidated cash flows.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by (used in)
Operating activities	$68,828	$19,867	$19,493
Investing activities	(34,299)	(34,560)	(77,809)
Financing activities	(1,195)	(37,283)	213,487
Effects of foreign exchange on cash	176	(168)	(8)
Net increase in cash, cash equivalents and restricted cash	$33,510	$(52,144)	$155,163

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

Net cash provided by operating activities for the year ended December 31, 2023 was $68.8 million. Net income was $22.3 million, adjusted for non-cash charges of $45.3 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of contract assets and non-cash lease expense, which contributed positively to operating activities. This was decreased by net cash outflows of $1.2 million used in changes in our operating assets and liabilities.

Net cash provided by operating activities for the year ended December 31, 2022 was $19.9 million, primarily consisting of our net loss of $0.5 million, adjusted for non-cash charges of $32.3 million consisting primarily of depreciation and amortization, non-cash lease expense related to our operating right-of-use assets, amortization of contract asset and stock-based compensation, which contributed positively to operating activities. Non-cash adjustment relating to deferred income taxes of $3.0 million and net cash outflows of $11.9 million used by changes in our operating assets and liabilities negatively impacted operating activities.

Net Cash Used in Investing Activities

Cash used in our investing activities consists primarily of cash paid for acquisitions, capitalized internal-use software development costs, purchases of property and equipment and intangible assets.

Net cash used in investing activities for the year ended December 31, 2023 consisted of $33.7 million of capitalized internal-use software development costs, and $0.6 million of purchases of property and equipment and intangible assets.

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

Net cash used in financing activities for the year ended December 31, 2023 consisted of $1.7 million of payments on other financing obligations, $0.1 million of payments on finance leases and $0.6 million proceeds from exercise of stock-based awards by employees.

Net cash used in financing activities for the year ended December 31, 2022 consisted of a decrease in financial institution funds in-transit of $33.4 million, $5.3 million of payments on finance leases and other financing obligations, offset by proceeds of $1.5 million from the exercise of stock options.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and commitments in cash as of December 31, 2023:

	Payments Due by Period:
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than5 Years
Operating lease liabilities (1)	11,514	2,369	4,773	2,450	1,922
Purchase obligations (2)	13,391,959	8,362,170	5,029,789	—	—
Other (3)	1,170	1,170		—	—
	$13,404,643	$8,365,709	$5,034,562	$2,450	$1,922

Consists of operating lease liabilities for our offices and data centers.

(1)
Consists of operating lease liabilities for office space and data centers.
(2)
Consists of purchase obligations which were not recognized on the balance sheet as of December 31, 2023, related primarily to infrastructure services and IT software and maintenance service costs.
(3)
Consists of Acquisition holdback payments due to the former owners of Finovera and PROFIT.

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

We will evaluate our accounts receivable portfolio to determine if an allowance for credit losses is necessary. The development of the allowance for credit losses is based on an expected loss model that considers reasonable and supportable forecasts of future conditions and a review of past due amounts, historical write-off and recovery experience, as well as aging trends affecting specific accounts and general operational factors affecting all accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

We consider current economic trends when evaluating the adequacy of the allowance for credit losses. If circumstances relating to specific billers change or unanticipated changes occur in the general business environment, our estimate of the recoverability of receivables could be further adjusted.

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

We determined that a three to five-year life is appropriate for our internal-use software based on our best estimate of the useful life of the internally developed software after considering factors such as continuous developments in the technology, obsolescence and anticipated life of the service offering before significant upgrades. Based on our prior experience, internally generated software will generally remain in use for a minimum of three to five years before being significantly replaced or modified to keep up with evolving biller and company needs. While we do not anticipate any significant changes to this three to five-year estimate, a change in this estimate could produce a material impact on our financial statements. For example, if we received information that indicated the useful life of all internally developed software was one year rather than three to five, our capitalized software balance would materially decrease and our expense would materially increase.

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

Valuation of Goodwill and Intangibles

The valuation of assets acquired in a business combination and asset impairment reviews require the use of significant estimates and assumptions. The acquisition method of accounting for business combinations requires us to estimate the fair value of assets acquired and liabilities assumed in an acquired business to allocate purchase price consideration between assets that are depreciated and amortized and goodwill. Impairment testing for assets, other than goodwill, requires the comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. Our estimates are based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.

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

Our tax positions are subject to income tax audits by multiple tax jurisdictions such as USA, Canada and India. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon ultimate settlement with the taxing authority. We recognize interest accrued and penalties related to unrecognized tax benefits in income tax expense. We adjust these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

Emerging Growth Company Status

Section 107 of the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, provides that an "emerging growth company" may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Section 107 of the JOBS Act provides that any decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have elected to use this extended transition period under the JOBS Act until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period.

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

Interest Rate Risk

Our unrestricted cash and cash equivalents consist of bank deposits and money market funds with original maturities of three months or less. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Interest income associated with our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. In addition, we have no variable interest rate indebtedness. As of December 31, 2023, we do not believe that a hypothetical 10% relative change in interest rates would have had a material impact on the value of our cash equivalents, investment portfolio or expenses.

Foreign Currency Exchange Risk

Certain of our operations are conducted in foreign currencies. While we have generated substantially all of our revenue from billers in the United States, we have foreign currency risks related to revenue denominated in other currencies, such as the Canadian dollar. In addition, we have significant operations outside of the United States, particularly in Canada and India, where expenses are denominated in the local currency. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions, although we may do so in the future. As of December 31, 2023, we do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other applicable currencies would have a material effect on operating results.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Paymentus Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paymentus Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

March 4, 2024

We have served as the Company’s auditor since 2020.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$179,361	$147,334
Restricted cash and cash equivalents	3,834	2,351
Accounts and other receivables, net of allowance for expected credit losses of $435 and $370, respectively	76,389	67,789
Income tax receivable	259	1,493
Prepaid expenses and other current assets	10,505	9,994
Total current assets	270,348	228,961
Property and equipment, net	1,558	1,823
Capitalized internal-use software development costs, net	58,787	46,032
Intangible assets, net	27,158	36,017
Goodwill	131,860	131,851
Operating lease right-of-use assets	10,027	9,561
Deferred tax asset	94	116
Other long-term assets	5,031	7,178
Total assets	$504,863	$461,539
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$35,182	$29,232
Accrued liabilities	21,301	15,809
Current portion of operating lease liabilities	1,853	1,462
Contract liabilities	4,089	4,358
Income tax payable	363	635
Total current liabilities	62,788	51,496
Deferred tax liability	1,067	680
Operating lease liabilities, less current portion	8,661	8,608
Contract liabilities, less current portion	2,731	2,826
Finance leases and other finance obligations, net of current portion	—	750
Total liabilities	75,247	64,360
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized as of December 31, 2023 and 2022, respectively; none issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of December 31, 2023 and 2022, respectively; 20,758,603 and 19,934,331 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	2
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of December 31, 2023 and 2022, respectively; 103,062,508 and 103,306,842 shares issued and outstanding as of December 31, 2023 and 2022, respectively	10	10
Additional paid-in capital	377,773	367,767
Accumulated other comprehensive income (loss)	87	(22)
Retained earnings	51,744	29,422
Total stockholders’ equity	429,616	397,179
Total liabilities and stockholders' equity	$504,863	$461,539

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$614,490	$497,001	$395,524
Cost of revenue	432,148	347,323	274,144
Gross profit	182,342	149,678	121,380
Operating expenses
Research and development	44,248	41,220	34,122
Sales and marketing	83,996	73,295	43,917
General and administrative	36,005	38,139	32,968
Total operating expenses	164,249	152,654	111,007
Income (loss) from operations	18,093	(2,976)	10,373
Other income (expense)
Interest income, net	7,019	1,663	(6)
Foreign exchange gain (loss)	12	5	(1)
Income (loss) before income taxes	25,124	(1,308)	10,366
(Provision for) benefit from income taxes	(2,802)	795	(1,066)
Net income (loss)	$22,322	$(513)	$9,300
Undeclared dividends on Series A preferred stock	—	—	(2,258)
Net income (loss) per share attributable to common stock	$22,322	$(513)	$7,042
Net income (loss) per share attributable to common stock
Basic	$0.18	$—	$0.06
Diluted	$0.18	$—	$0.06
Weighted-average number of shares used to compute net income per share attributable to common stock
Basic	123,511,608	122,099,437	112,763,261
Diluted	125,071,829	122,099,437	118,821,925
Comprehensive income (loss)
Net income (loss)	22,322	(513)	9,300
Foreign currency translation adjustments, net of tax	109	(190)	(48)
Comprehensive income (loss)	$22,431	$(703)	$9,252

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A				Additional			Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income	Equity
Balances at December 31, 2020	23,013	$—	103,479,239	$517	$29,175	$(579)	$55,047	$216	$84,376
Issuance of Class A common stock in connection with initial public offering and private placement, net of offering costs, underwriting discounts and commissions	—	—	13,880,950	1	272,633	—	—	—	272,634
Conversion of common stock to Class B common stock in connection with initial public offering	—	—	—	(506)	506	—	—	—	—
Redemption of Series A preferred stock in connection with initial public offering	(23,013)	—	—	—	(23,013)	—	(34,412)	—	(57,425)
Issuance of warrant	—	—	—	—	4,802	—	—	—	4,802
Retirement of treasury stock in connection with initial public offering	—	—	—	—	(579)	579	—	—	—
Issuance of Class A common stock for acquisitions	—	—	2,655,252	—	68,229	—	—	—	68,229
Issuance of Class A common stock for stock option exercises	—	—	616,220	—	315	—	—	—	315
Issuance of Class B common stock for stock option exercises	—	—	7,500	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,136	—	—	—	3,136
Repayment of related party loan receivable	—	—	—	—	813	—	—	—	813
Other comprehensive loss	—	—	—	—	—	—	—	(48)	(48)
Net income	—	—	—	—	—	—	9,300	—	9,300
Balances at December 31, 2021	—	$—	120,639,161	$12	$356,017	$—	$29,935	$168	$386,132
Issuance of warrant	—	—	—	—	3,478	—	—	—	3,478
Change in estimate of warrants expected to vest	—	—	—	—	46	—	—	—	46
Issuance of Class A common stock for stock-based awards	—	—	2,602,012	—	1,490	—	—	—	1,490
Stock-based compensation	—	—	—	—	6,736	—	—	—	6,736
Other comprehensive loss	—	—	—	—	—	—	—	(190)	(190)
Net loss	—	—	—	—	—	—	(513)	—	(513)
Balances at December 31, 2022	—	$—	123,241,173	$12	$367,767	$—	$29,422	$(22)	$397,179
Stock-based compensation	—	—	—	—	9,390	—	—	—	9,390
Issuance of Class A common stock for stock-based awards	—	—	579,938	—	616	—	—	—	616
Other comprehensive income	—	—	—	—	—	—	—	109	109
Net income	—	—	—	—	—	—	22,322	—	22,322
Balances at December 31, 2023	—	—	123,821,111	12	377,773	$—	51,744	87	429,616

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$22,320	$(513)	$9,300
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,600	24,063	13,295
Deferred income taxes	413	(2,981)	(660)
Stock-based compensation	9,390	6,736	3,136
Non-cash lease expense	1,789	2,135	2,497
Amortization of contract asset	2,999	2,058	669
Provision for expected credit losses	88	268	106
Change in operating assets and liabilities
Accounts and other receivables	(8,672)	(24,287)	(14,736)
Prepaid expenses and other current and long-term assets	(1,184)	1,211	1,346
Accounts payable	6,017	4,766	7,380
Accrued liabilities	6,288	3,400	(44)
Operating lease liabilities	(1,817)	(1,832)	(2,443)
Contract liabilities	(361)	3,299	474
Income taxes receivable, net of payable	958	1,544	(827)
Net cash provided by operating activities	68,828	19,867	19,493
Cash flows from investing activities
Business combinations, net of cash and restricted cash acquired	—	(3,260)	(57,400)
Other intangible assets acquired	—	(280)	(130)
Purchases of property and equipment	(600)	(1,257)	(979)
Capitalized internal-use software development costs	(33,699)	(29,763)	(19,300)
Net cash used in investing activities	(34,299)	(34,560)	(77,809)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriter's discounts and commissions	—	—	224,595
Proceeds from private placement	—	—	50,000
Redemption of Series A preferred stock	—	—	(23,013)
Payment of dividends on Series A preferred stock	—	—	(34,412)
Proceeds from repayment of related party loan	—	—	813
Proceeds from exercise of stock-based awards	616	1,490	315
Financial institution funds in-transit	—	(33,443)	1,984
Payments of deferred offering costs	—	—	(1,961)
Payments on other financing obligations	(1,709)	(5,062)	(4,562)
Payments on finance leases	(102)	(268)	(272)
Net cash (used in) provided by financing activities	(1,195)	(37,283)	213,487
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	176	(168)	(8)
Net increase in cash, cash equivalents and Restricted cash	33,510	(52,144)	155,163
Cash and cash equivalents and Restricted cash beginning of period	149,685	201,829	46,666
Cash and cash equivalents and Restricted cash end of period	$183,195	$149,685	$201,829
Reconciliation of Cash and cash equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	147,334	168,386	46,666
Restricted cash at beginning of period	2,351	—	—
Restricted funds held for financial institutions at beginning of period	—	33,443	—
Cash and cash equivalents and Restricted cash at beginning of period	$149,685	$201,829	$46,666
Cash and cash equivalents at end of period	179,361	147,334	168,386
Restricted cash at end of period	3,834	2,351	—
Restricted funds held for financial institutions at end of period	—	—	33,443
Cash and cash equivalents and Restricted cash at end of period	$183,195	$149,685	$201,829

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$1,398	$672	$2,487
Non-cash investing activities:
Fair value of Class A common stock issued for acquisitions	$—	$—	$66,229
Property and equipment purchases in accounts payable	$—	$81	$268
Business acquisition liability in accrued liabilities and finance leases and other finance obligations, net of current portion	—	740	813
Non-cash financing activities:
Prepaid insurance funded through short-term borrowings	$—	$4,625	$5,756
Issuance of warrant and change in estimate of warrants expected to vest	$—	$3,524	$4,802

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Description of Business

Paymentus Holdings, Inc. and its wholly owned subsidiaries ("Paymentus" or "the Company") provides electronic bill presentment and payment services, enterprise customer communication and self-service revenue management to billers through a Software-as-a-Service, ("SaaS"), secure, omni-channel technology platform. The platform seamlessly integrates into a biller’s core financial and operating systems to provide flexible and secure access to payment processing of credit cards, debit cards, eChecks and digital wallets across a significant number of channels including online, mobile, IVR, call center, chatbot and voice-based assistants. Paymentus was incorporated in the state of Delaware on September 2, 2011 with primary office locations in Charlotte, North Carolina, Dallas, Texas, Richmond Hill, Ontario (Canada), and Delhi and Bangalore (India). The Company is headquartered in Charlotte, North Carolina.

Initial Public Offering and Private Placement

In May 2021, the Company completed its initial public offering ("IPO"), in which the Company issued and sold 11,500,000 shares of its Class A common stock at $21.00 per share, including 1,500,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $224.6 million after deducting underwriting discounts and commissions of $16.9 million. The Company incurred direct offering expenses of $2.0 million.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

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

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker ("CODM") in deciding how to make operating decisions, allocate resources and assess performance. The Company has three operating segments based on geography. The United States segment represents the vast majority of the Company’s consolidated net sales and gross profit. The additional two operating segments, Canada and India, do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate. None of the operating segments qualified for aggregation. The Company’s CODM is its chief executive officer. The CODM evaluates the performance of the Company’s operating segments based on revenue and gross profit. The Company does not analyze discrete segment balance sheet information related to long-term assets. All other financial information is presented on a consolidated basis. For information regarding the Company’s long-lived assets, see Note 5 and revenue by geographic area, see Note 3.

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

Foreign Currency

The reporting currency of the Company is the United States Dollar. The Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated using the exchange rates at the balance sheet date. Revenue and expenses are translated at average exchange rates during the period. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) or ("AOCI") as a component of stockholders' equity, and related periodic movements are summarized as a line item in the consolidated statements of operations and comprehensive income (loss). Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as foreign exchange gain (loss) in the consolidated statements of operations and comprehensive income (loss).

Revenue Recognition

The Company generates revenue primarily from payment transaction fees processed through the Company’s platform. The fees are generated as a percentage of transaction value or a specified fee per transaction. For biller transactions the actual fees are dependent on payment type, payment channel or industry vertical. The payment transaction fees are received directly (i) from billers, who absorb the cost, or from customers in the form of a convenience-type fee, or (ii) from financial institutions. Transaction fees are collected for each completed transaction processed through the platform. The Company also earns other revenue, which primarily consists of maintenance revenue and subscription revenue. Other revenue represented approximately 1.3%, 1.3% and 1.2% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

Contract Assets

The Company has recorded contract assets in connection with warrant agreements with an affiliate of a customer. Following the guidance in ASC 606, the Company accounts for consideration payable in the form of warrants to a customer as a reduction of the transaction price and therefore, of revenue. The Company has estimated the transaction price related to the revenue for this customer inclusive of the estimated value of the warrants earned and expected to be earned over the term of the contract. Unamortized warrant expense is included in prepaid expenses and other current and long-term assets in the consolidated balance sheets.

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

Assets Recognized From the Costs to Obtain a Contract With a Customer

The Company capitalizes certain costs to obtain contracts with customers, including employee sales commissions, when the commission is tied to new sales and is therefore considered an incremental cost of obtaining a customer. At contract inception, the Company capitalizes commission costs that the Company expects to recover and that would not have been incurred if the contract had not been obtained. As of December 31, 2023 and 2022, the Company had capitalized costs to obtain contracts of $1.0 million and $0.6 million, respectively, which are included in prepaid expenses and other current and long-term assets in the consolidated balance sheets. Some of the Company’s sales compensation paid to the sales force is earned based on the margins earned from the contract over the contract term and is contingent on continued employment with the Company by the salesperson. Sales commissions tied to key operating metrics other than new sales, are not considered incremental costs of obtaining a customer and are expensed in the same period as they are earned, rather than being capitalized. The Company records commission expense within sales and marketing expense in the consolidated statements of operations.

Amortization of capitalized commissions to obtain customer contracts is included in sales and marketing expense in the consolidated statements of operations. The Company utilizes a straight-line method as it best depicts the pattern of transfer of the goods or services to the customer. The Company amortizes these assets over the expected period of benefit, which is typically three to five years. The Company evaluates contract costs for impairment by comparing, on a pooled basis, the expected future net cash flows from underlying customer relationships to the carrying amount of the capitalized contract costs.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statement of operations. These costs were $1.3 million, $2.0 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense. The Company adjusts these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results.

Stock-based Compensation

The Company measures and recognizes stock-based compensation expense for all stock-based awards, including grants of restricted stock units ("RSUs") and options to purchase stock granted to employees, outside directors and consultants based on the estimated fair value of the awards on the grant date of the award. The Company estimates the grant date fair value for options using the Black-Scholes option pricing model. The determination of the grant-date fair value using an option-pricing model is affected by the fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The fair value of an RSU is measured using the market price of the Company's Class A common stock on the date of grant. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the awards that have vested. Forfeitures are accounted for in the period in which they occur. All compensation expense is recorded in operating expenses in the consolidated statements of operations based on the recipient grant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less when purchased to be cash equivalents, which are composed of primarily bank deposits. Cash in the Company’s bank accounts may exceed federally insured limits.

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

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $510.8 million and $353.9 million as of December 31, 2023 and December 31, 2022, respectively.

Restricted Funds Held for Financial Institutions and Financial Institution Funds In-Transit

Restricted funds held for financial institutions and the corresponding liability of financial institution funds in-transit represent the timing differences arising between the amounts the Company's sponsor bank receives from the sending financial institutions and the amounts disbursed to the recipient financial institutions. The restricted funds held for financial institutions' account is a transaction account maintained at the Company’s sponsor bank for clearing payments from financial institutions (as defined by the U.S. Treasury’s Financial Crimes Enforcement Network) to other financial institutions. Restricted funds held for financial institutions represent restricted cash that, based upon the Company's intent, are restricted solely for satisfying the corresponding obligations to send funds to the various financial institutions. During the fourth quarter 2022, the Company entered into an agreement with a financial institution whereby the financial institution would take over the legal ownership of these funds and operate as the custodial service provider. Once these funds were moved to custodial accounts, the Company no longer had legal ownership or control over these funds, and as such the Company no longer has Restricted Funds held for Financial Institutions and Financial Institution Funds In-Transit on the consolidated balance sheet as of December 31, 2023 and 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the years ended December 31, 2023, 2022 and 2021. One customer accounted for more than 10% of accounts receivable for both December 31, 2023 and 2022.

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

Accounts and Other Receivables and Allowance for Credit Losses

Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company will evaluate its accounts receivable portfolio to determine if an allowance for credit losses is necessary. The development of the allowance for credit losses is based on an expected loss model that considers reasonable and supportable forecasts of future conditions and a review of past due amounts, historical write-off and recovery experience. Past due balances over 90 days and over a specified amount are reviewed individually for collectability and all other balances are reviewed as a portfolio. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet exposure related to its customers. Accounts receivables included $3.6 million and $3.0 million in rebates related to interchange fees for the years ended December 31, 2023 and 2022, respectively.

The changes in the allowance for credit losses were as follows (in thousands):

Allowance for Credit Losses
Balance as of December 31, 2021	$102
Charge-offs	(20)
Provision for credit losses	288
Balance as of December 31, 2022	$370
Charge-offs	(24)
Recoveries	(237)
Provision for credit losses	326
Balance as of December 31, 2023	$435

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

Business Combinations

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

The Company completed its annual goodwill impairment test as of November 30, 2023 using a qualitative assessment. The Company did not recognize any impairment of goodwill during the years ended December 31, 2023 or 2022.

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

Accounting Pronouncements

The Company is provided the option to adopt new or revised accounting guidance as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 either (1) within the same periods as those otherwise applicable to public business entities, or (2) within the same time periods as non-public business entities, including early adoption when permissible. With the exception of standards the Company elected to early adopt, when permissible, the Company has elected to adopt new or revised accounting guidance within the same time period as non-public business entities, as indicated below.

Recently Adopted Accounting Pronouncements

Accounting Standards Updates ("ASU") not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"). ASU 2021-08 will require companies to apply the definition of a performance obligation under ASU 2014-09, Revenue from contracts with customers ("Topic 606") to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASU Topic 606. The Company adopted this ASU on January 1, 2023, and its adoption did not have a material impact on its condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 "Income Tax Disclosures". ASU 2023-09 makes changes to annual disclosures of income taxes paid for all entities and requires entities to disclose the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction. Additionally, entities are required to disclose income taxes paid, net of refunds received, for individual jurisdictions that comprise 5% or more of total income taxes paid. The 5% threshold is evaluated using the absolute value of the net refund or net payment in each jurisdiction compared to the absolute value of the total income taxes paid (net of refunds received). ASU 2023-09 requires all entities to disclose disaggregated domestic and foreign pre-tax income (or loss) from continuing operations along with disaggregated income tax expense (or benefit) by federal, state and foreign components. Such disaggregation by jurisdiction should classify taxes by jurisdiction based on the jurisdiction imposing the taxes. The amendments in ASU 2023-09 are effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company's financial position or results of operations.

In November 2023, the FASB issued ASU 2023-07 "Improvements to Reportable Segment Disclosures". ASU 2023-07 expands segment disclosure requirements to include significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"). Further, ASU 2023-07 requires that an entity disclose on an annual basis, an amount for other segment items by reportable segment and a description of its composition, require that a segment disclose all annual requirements about reportable segments for interim periods, and require that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Accounting Standards Codification Topic 820. ASU 2023-07 also requires that public entities clarify if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources and requires that a public company disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-07 is not expected to have a material impact on the Company's financial position or results of operations.

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

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Year Ended December 31,
	2023	2022	2021
Payment transaction processing revenue	$606,595	$490,377	$390,703
Other	7,895	6,624	4,821
Total revenue	$614,490	$497,001	$395,524

Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$603,030	$487,068	$387,242
Other	11,460	9,933	8,282
Total	$614,490	$497,001	$395,524

Remaining Performance Obligations

ASU Topic 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts.

As of December 31, 2023, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $6.8 million, which the Company expects to recognize over 85% within the next two years, 14% between two to four years and the remainder thereafter. The timing of revenue recognition within the next year is largely dependent upon the go-live dates of the Company's customers under the Company's contracts.

As of December 31, 2023, the Company has contractual rights under its commercial agreements to receive $44.7 million of fixed consideration related to the future minimum guarantees through 2026. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Balances

Contract balances consist of the following:

	December 31,	December 31,
	2023	2022
Contract Assets
Costs to fulfill (prepaid expenses and other current assets)	$2,893	$2,732
Costs to fulfill (other long-term assets)	4,783	6,929
Total contract assets	$7,676	$9,661
Contract Liabilities
Contract liabilities, Current	$4,089	$4,358
Contract liabilities, Non-current	2,731	2,826
Total contract liabilities	$6,820	$7,184

During the year ended December 31, 2023 and 2022, the Company reduced revenue as a result of amortization of related contract assets by $2.8 million and $2.1 million, respectively.

Revenue recognized during the year ended December 31, 2023 and 2022 that was included in the contract liabilities balance at the beginning of each of the periods was $1.6 million and $1.0 million, respectively.

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

PROFIT Financial, Inc.

On December 19, 2022, the Company completed its acquisition of PROFIT Financial, Inc. ("PROFIT") by acquiring all outstanding shares of PROFIT for a total purchase price of approximately $4.3 million, net of cash acquired, comprised of $3.3 million cash of which $0.1 million is included as a short term payable at December 31, 2022 and $0.6 million is being held back by the Company for a period of 12 to 24 months following the transaction close date and is recorded in finance leases and other finance obligations, net of current portion in the consolidated balance sheets. In December 2023, $0.2 million of the $0.6 million holdback was released to the former stockholders of PROFIT. PROFIT is a financial and accounting software company with offerings to small business.

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

The finalization of the purchase price allocation did not result in any changes to the preliminary estimate. There were no measurement period adjustments during the year ended December 31, 2023.

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

The revenue and expenses of the acquired businesses have been included in the Company's consolidated financial results since the respective acquisition dates. Pro forma results of operations related to these acquisitions has not been presented for the years ended December 31, 2022 and 2021 because the effects of these acquisitions were not material to the Company's overall operations.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Computer equipment	$6,059	$5,476
Furniture and fixtures	1,715	1,672
Leasehold improvements	396	419
Total property and equipment	8,170	7,567
Less: Accumulated depreciation	(6,612)	(5,744)
Property and equipment, net	$1,558	$1,823

Depreciation and amortization expense recorded for property and equipment was $0.9 million, $1.2 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Long-lived assets, comprising property and equipment assets, by geographic area were as follows (in thousands):

	December 31,	December 31,
	2023	2022
United States	$558	$706
Other	1,000	1,117
Total	$1,558	$1,823

6. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	United States	Other	Total
Balance as of December 31, 2021	$128,519	$894	$129,413
Goodwill acquired (1)	2,509	—	2,509
Foreign currency translation adjustments	—	(71)	(71)
Balance as of December 31, 2022	$131,028	$823	$131,851
Foreign currency translation adjustments	—	9	9
Balance as of December 31, 2023	$131,028	$832	$131,860

(1) The goodwill acquired in the year ended December 31, 2022 is related to the PROFIT acquisition.

Internal-use Software Development Costs

During the years ended December 31, 2023, 2022 and 2021, the Company capitalized $33.7 million, $29.8 million and $19.3 million in software development costs, respectively.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded $13.3 million, $8.8 million and $4.9 million of amortization expense in cost of revenue, and $8.0 million, $5.9 million and $4.5 million of amortization expense in operating expenses, respectively.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Technology	$21,845	$(14,951)	$6,894	4.0
License	2,568	(2,568)	—	—
Customer relationship	32,006	(13,480)	18,526	8.0
Software	451	(411)	40	3.0
Trademark	4,038	(2,340)	1,698	4.0
Total	$60,908	$(33,750)	$27,158

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Technology	$22,631	$(11,965)	$10,666	4.0
License	2,503	(2,503)	—	—
Customer relationship	33,788	(11,695)	22,093	8.0
Software	1,212	(661)	551	3.0
Trademark	4,238	(1,531)	2,707	4.0
Total	$64,372	$(28,355)	$36,017

Amortization expense of intangible assets was $8.4 million, $8.3 million and $2.9 million for the years ended December 31, 2023, 2022 and 2021 respectively.

As of December 31, 2023, future expected amortization expense is as follows (in thousands):

Years Ending December 31,
2024	8,082
2025	6,620
2026	3,738
2027	3,269
2028	3,269
Thereafter	2,180
Total future amortization expense	$27,158

There were no impairments of goodwill, internal-use software development costs or intangible assets in the years ended December 31, 2023, 2022 and 2021.

7. Leases

The Company enters into operating and finance leases, primarily related to rental of office space, equipment and data centers. Both operating and finance leases have remaining lease terms which range from less than one year to seven years, and often include one or more renewal or termination options. These options are not included in the determination of the lease term at commencement unless it is reasonably certain that the Company will exercise the option.

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease costs:
Finance lease costs:
Amortization of right-of-use-assets	66	268	272
Interest on lease liabilities	—	8	16
Total finance lease costs	66	276	288
Operating lease costs	$2,150	$2,460	$2,847
Short-term lease costs	1,206	972	1,063
Total lease costs	$3,422	$3,708	$4,198

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,813	$2,103	$2,755
Operating cash flows for finance leases	—	8	16
Financing cash flows for finance leases	102	268	272
Right-of-use assets obtained in exchange of operating lease obligations	2,132	3,938	2,550

Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	5.5	6.6
Finance leases	—	0.2
Weighted-average discount rate
Operating leases	3.70%	3.24%
Finance leases	—	3.24%

The total remaining lease payments under non-cancelable operating leases as of December 31, 2023 were as follows (in thousands):

Year Ending December 31,	Operating Leases
2024	2,369
2025	2,445
2026	2,328
2027	1,353
2028	1,097
Thereafter	1,922
Total minimum lease payments including interest	$11,514
Less imputed interest	(1,000)
Total lease liabilities	$10,514

8. Accrued Liabilities

The composition of accrued liabilities is as follows (in thousands):

	December 31,	December 31,
	2023	2022
Payroll and employee-related expenses	$15,455	$9,214
Finance leases and other financing obligations	—	1,813
Other accrued liabilities	5,846	4,782
Total	$21,301	$15,809

As of December 31, 2022, finance leases and other financing obligations included the then current portion of finance leases related to the acquisition of computer equipment and short-term insurance premium financing arrangements. As of December 31, 2023, the Company no longer had any finance leases or insurance premium financing arrangements.

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

Future minimum payments under other non-cancellable agreements as of December 31, 2023 were as follows (in thousands):

Future minimum payments
Year Ending December 31,
2024	8,362,170
2025	4,007,692
2026	1,022,097
13,391,959

Retirement Plans

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company also has a Deferred Profit Sharing Plan covering all eligible Canadian employees. The Company made $1.4 and $1.2 million of matching contributions to the two retirement plans for the years ended December 31, 2023 and 2022 respectively. The Company did not make any matching contributions to the retirement plans for the year ended December 31, 2021.

Legal Matters

The Company is involved from time to time in various claims and legal proceedings arising in the ordinary course of business. For certain pending matters, accruals have not been established because such matters have not progressed sufficiently through discovery, and/or development of important factual information and legal information is insufficient to enable the Company to estimate a range of possible loss, if any. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows as of and for the years ended December 31, 2023, 2022 and 2021.

Indemnification

The Company enters into indemnification provisions under agreements with other parties in the ordinary course of business, including business partners, investors, contractors, customers, and the Company’s officers, directors, and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims due to the Company’s activities or non-compliance with obligations or representations made by the Company. The Company generally seeks to limit, or cap, its indemnification exposure in its commercial and other contracts, although some agreements are not limited or capped. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision.

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

Series A Preferred Stock

Upon completion of the IPO, the Company used approximately $57.4 million of the net proceeds to redeem all of the issued and outstanding shares of Series A preferred stock (including accrued dividends of $34.4 million). As of December 31, 2023 and 2022, there were no shares of Series A preferred stock issued and outstanding.

Warrants

On May 13, 2021, the Company entered into a warrant agreement with JPMC Strategic Investments I Corporation ("JPMC"), an affiliate of J.P. Morgan Securities LLC, an underwriter in our May 2021 IPO, pursuant to which the Company agreed to issue a warrant to JPMC for up to 509,370 shares of Class A common stock upon completion of the IPO at an exercise price of $18.38 per share (the "May 2021 warrant"). Upon completion of the IPO, 382,027 of the warrant shares vested and were therefore, exercisable. The vesting of the remaining 127,343 shares of Class A common stock underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2025 pursuant to a related commercial agreement with JPMorgan Chase Bank, National Association ("JPM Chase"), an affiliate of JPMC. As discussed below, this commercial agreement was amended in August 2022, and the achievement of certain commercial milestones was extended through December 31, 2026 and minimum revenue commitments were set for each of the calendar years through 2026. On December 31, 2023, 2022 and 2021, 31,835 warrant shares, 19,101 warrant shares, and 15,917 warrant shares, respectively, vested and became exercisable under the May 2021 warrant. Consistent with classification guidance in ASU Topic 606, the Company accounts for the consideration payable in the form of warrants to a customer as a reduction of the transaction price and, therefore, of revenue as the revenue is earned. The warrant fair value was determined using the Black-Scholes pricing model in accordance with ASC 718, Compensation-Stock Compensation.

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

On August 29, 2022, the Company entered into a second warrant agreement with JPMC, in connection with an amendment to the Company's existing commercial agreement with JPM Chase discussed above, pursuant to which the Company issued a warrant to JPMC for up to 684,510 shares of Class A common stock at an exercise price of $10.10 per share (the "August 2022 warrant"). Upon signing the August 2022 warrant agreement, 171,128 of the warrant shares vested and are therefore, exercisable. The vesting of the remaining 513,382 shares of Class A common stock underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2026 pursuant to the commercial agreement, as amended. On December 31, 2023, no additional warrant shares vested under the August 2022 warrant agreement.

As of December 31, 2023, an aggregate of 620,008 warrants had vested and were exercisable under the outstanding JPMC warrant agreements.

	May 2021 Warrant Agreement	August 2022 Warrant Agreement	Total
Granted	509,370	684,510	1,193,880
Vesting dates:
Vested upon issuance	382,027	171,128	553,155
December 31, 2021	15,917	—	15,917
December 31, 2022	19,101	—	19,101
December 31, 2023	31,835	—	31,835
Total vested and exercisable	448,880	171,128	620,008
Unvested at December 31, 2023	$60,490	$513,382	$573,872

11. Stock-Based Compensation

In May 2021, the Company’s board of directors (the "Board") adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company's employees and any of its parent or subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year (subject to the Compensation Committee of the Board exercising discretion to increase or decrease such amount, the "Evergreen Addition") and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. On January 1, 2023 and 2024, pursuant to the Evergreen Addition, approximately 4.9 million and 5.0 million shares of Class A common stock were added to the 2021 Plan issuance reserve. At December 31, 2023, there were 17.8 million remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the year ended December 31, 2023 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2022	4,155,640	$7.52	5.87	$4,420
Options granted	—	—
Options exercised	(180,576)	3.41
Options forfeited	(41,054)	8.71
Options expired	(84,660)	0.03
Outstanding at December 31, 2023	3,849,350	$7.87	5.06	$38,505
Exercisable at December 31, 2023	3,735,052	$7.84	5.04	$37,467

There were no options granted during the year ended December 31, 2023 and 2022. The weighted average grant date fair value of options granted during the year ended December 31, 2021 was $3.38. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the years ended December 31, 2023 and 2022 was $1.6 million and $38.5 million, respectively.

The fair value of options granted during the year ended December 31, 2021 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

Fair Value of Underlying Common Stock

After the IPO, the fair value of the shares of common stock underlying stock options was determined using publicly quoted price as reported on the New York Stock Exchange as the fair value of its common stock.

Restricted Stock Units ("RSUs")

A summary of the Company’s RSU activity during the year ended December 31, 2023 was as follows:

		Weighted-
		Average
	Number of	Grant Date
	RSUs Outstanding	Fair Value
Awarded and unvested at December 31, 2022	1,362,420	$18.03
Awards granted	1,162,564	9.29
Awards vested	(399,362)	17.82
Awards forfeited	(179,616)	19.24
Awarded and unvested at December 31, 2023	1,946,006	$12.74

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

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$156	$—	$—
Research and development	1,990	1,647	517
Sales and marketing	2,808	1,736	280
General and administrative	4,436	3,353	2,339
Total stock-based compensation	$9,390	$6,736	$3,136

At December 31, 2023, there was $0.3 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan, which is expected to be recognized over a remaining weighted-average period of 1.0 years.

At December 31, 2023, there was $22.0 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 2.9 years.

12. Income Taxes

The components of income before income taxes were as follows (in thousands):

	December 31,
	2023	2022	2021
United States	$21,225	$(4,579)	$7,265
Foreign	3,899	3,271	3,101
Total	$25,124	$(1,308)	$10,366

The provision for income taxes consisted of the following (in thousands):

	December 31,
	2023	2022	2021
Current:
Domestic	$1,327	$1,303	$915
Foreign	1,061	875	811
Total	2,388	2,178	1,726
Deferred:
Domestic	388	(3,020)	(765)
Foreign	26	47	105
Total	414	(2,973)	(660)
Provision for income taxes	$2,802	$(795)	$1,066

The effective income tax rate differs from the federal statutory income tax rate applied to the income before provision for income taxes due to the following (in thousands):

	December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State taxes	6.0%	(40.0)%	4.8%
Non-deductible executive compensation	2.5%	(32.4)%	14.3%
Non-deductible IPO expenses	—%	—%	4.5%
Other permanent differences	0.4%	(8.3)%	0.6%
Excess tax benefit on stock-based compensation	—%	675.6%	(41.6)%
Difference in prior year tax filings from provision	1.1%	(22.6)%	4.3%
Foreign tax rate differences	0.3%	0.1%	2.5%
Valuation Allowance	(21.3)%	(542.8)%	—%
Other	1.0%	10.2%	—%
	11.0%	60.8%	10.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Stock-based compensation and other payroll related accruals	$3,927	$2,806
Federal and state net operating losses	1,531	602
Foreign tax credit	1,238	829
Operating lease liabilities	3,752	4,015
Fixed assets	103	—
Capitalized research and development costs and capitalized internal-use software development costs	—	5,560
Intangible assets	1,678	300
Other	768	635
Total deferred tax assets	12,997	14,747
Valuation allowance	(2,454)	(7,804)
Net deferred tax assets	$10,543	$6,943
Deferred tax liabilities:
Goodwill	(5,418)	(3,478)
Capitalized research and development costs and capitalized internal-use software development costs	(2,466)	—
Fixed assets	—	(119)
Operating lease right-of-use assets	(3,558)	(3,817)
Foregone foreign tax credit	(74)	(93)
Total deferred tax liabilities	(11,516)	(7,507)
Net deferred tax liabilities	$(973)	$(564)

Reported as:
Deferred tax asset (non-current)	$94	$116
Deferred tax liability (non-current)	(1,067)	(680)
Net deferred tax liabilities	$(973)	$(564)

The Company had a valuation allowance of $2.5 million and $7.8 million as of December 31, 2023 and 2022, respectively. During 2022, given the cumulative history of losses (after adjusting for permanent differences mainly related to excess tax benefits on stock-based compensation), the Company recorded a full valuation allowance against US deferred tax assets. During 2023, the Company reduced the valuation allowance due to the utilization of net operating losses and less capitalized research and development costs for tax purposes as compared to internal-use software development costs capitalized for book purposes than originally expected. Given the cumulative history of losses it is not more likely than not that the Company will be able to utilize the resulting deferred tax assets in the future.

As of December 31, 2023, the Company had $4.7 million of federal and $4.5 million of state net operating loss carryforwards available to offset future taxable income. State net operating losses, if not utilized, will begin to expire in 2031. A portion of these losses were acquired in the acquisitions of Finovera and PROFIT, and therefore are subject to change of control provisions, which limit the amount of acquired tax attributes that can be utilized in a given tax year. The Company does not expect the change of control limitations to significantly impact our ability to utilize these attributes. Furthermore, the Company had an immaterial amount of non-refundable federal investment tax credits as of December 31, 2023 and 2022 in Canada, which are available to reduce future Canadian taxes and, if unused, begin to expire in 2035.

As of December 31, 2023 and 2022, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was not material.

Interest and penalties related to income tax matters are classified as a component of income tax expense and were immaterial for the years ended December 31, 2023, 2022 and 2021. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in various international jurisdictions. The Company’s tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years 2020 and forward generally remain open for examination for federal and state tax purposes. Tax years 2019 and forward generally remain open for examination for foreign tax purposes.

The Company has not recorded foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of foreign operations of approximately $9.9 million and $7.1 million as of December 31, 2023 and 2022, respectively, since such earnings are considered permanently reinvested.

13. Net Income (Loss) Per Share Attributable to Common Stock

Basic net income (loss) per share attributable to common stock is computed by deducting the undeclared dividends on the Series A preferred stock from net income to arrive at net income attributable to common stock and dividing the net income for the period attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per share attributable to common stock is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. The dilutive effect of outstanding options, RSUs and warrants is reflected in diluted net income (loss) per share attributable to common stock by application of the treasury stock method. The calculation of diluted net income (loss) per share attributable to common stock excludes all anti-dilutive common shares.

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stock (in thousands except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$22,322	$(513)	$9,300
Undeclared dividends on Series A preferred stock	—	—	(2,258)
Net income (loss) attributable to common stock	$22,322	$(513)	$7,042
Denominator:
Weighted-average shares of common stock — basic	123,511,608	122,099,437	112,763,261
Dilutive effect of stock options to purchase common stock	1,262,918	—	6,009,890
Dilutive effect of RSUs	271,754	—	19,160
Dilutive effect of warrants	25,549	—	29,614
Weighted-average shares of common stock — diluted	125,071,829	122,099,437	118,821,925
Net income (loss) per share
Basic	$0.18	$—	$0.06
Diluted	$0.18	$—	$0.06

The following table summarizes weighted average securities that were excluded from the computation of diluted net income (loss) per share attributable to common stock as their inclusion would have been antidilutive for the respective year:

	Year Ended December 31,
	2023	2022	2021
Stock options to purchase common stock	—	5,335,115	—
RSUs	1,055,467	996,256	—
Warrants	417,132	456,602	—

14. Related Party Transactions

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

On September 6, 2011, the Company issued a loan to the Company’s Chief Executive Officer for $0.8 million at an interest rate of 2% per annum. The Company recorded the principal amount of $0.8 million as a reduction to additional paid-in capital in the consolidated statements of stockholders’ equity. The Chief Executive Officer and an entity affiliated with him pledged 805 shares of the Company's Series A preferred shares and 1,788,205 common shares as security for the loan. The loan principal and interest were due and payable on September 6, 2026. During the year ended December 31, 2021, the Company recognized an immaterial amount of interest income relating to the loan. On March 16, 2021, the Company’s Chief Executive Officer paid in full the loan outstanding in the amount of $0.8 million, plus accrued interest of $0.2 million for a total payment of $1.0 million.

The spouse of the Company’s Chief Executive Officer serves as a vice president for the Company. She received aggregate compensation, inclusive of her base salary and bonus, of $0.3 million for her employment with the Company for each of the years ended December 31, 2023 and 2022 and $0.2 million for the year ended December 31, 2021.

In addition, the son of a member of the Company’s board of directors serves as a vice president of the Company. He received aggregate compensation, inclusive of his base salary and bonus, of $0.3 million for his employment with the Company for each of the years ended December 31, 2023, 2022 and 2021. In addition, for the years ended December 31, 2023, 2022 and 2021, he received grants of restricted stock units with an aggregate value of $1.1 million, $0.3 million and $0.04 million, respectively, that each vest over four years from the grant date.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on that evaluation, and solely as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Our management, including our Chief Executive Officer and Chief Financial Officer conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, the Chief Executive Officer and Chief Financial Officer used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our internal control over financial reporting was not effective because of material weaknesses in internal control over financial reporting described below.

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

•
onboarded experienced finance and accounting professionals at various senior roles;
•
updated the design of our general ledger accounting system to allow for effective restricted access and segregation of duties to govern the preparation and review of journal entries;
•
implemented management review controls over journal entries and the identification and review of complex transactions;
•
secured the general ledger accounting system by implementing single sign-on (SSO); and
•
implemented additional change management and access controls for our relevant IT applications to further restrict privileged access and implemented controls to review activities, which may materially affect our financial statements, for those users who have privileged access.

We are currently in the process of assessing the effectiveness of design and implementation of controls to address all material weaknesses. Upon completing this assessment, thorough operating effectiveness testing will be performed to ensure that the implemented controls operated effectively for a sufficient period of time. While we believe these efforts will remediate the material weaknesses, these material weaknesses cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the quarter ended December 31, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We expect to file a definitive proxy statement relating to our 2024 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report on Form 10-K has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to the information set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders, or the Proxy Statement.

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

(3) Index to Exhibits

See exhibits listed under Part (b) below:

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	8-K	001-40429	3.1	May 28, 2021

3.1.1	Amendment to Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	10-Q	001-40429	3.1	August 7, 2023

3.2	Amended and Restated Bylaws of Paymentus Holdings, Inc.	8-K	001-40429	3.2	November 14, 2022

4.1	Form of Class A Common Stock Certificate	S-1/A	333- 255683	4.1	May 13, 2021

4.2	Registration Rights Agreement, dated as of May 24, 2021, by and among Paymentus Holdings, Inc. and the other signatories thereto	8-K	001-40429	4.1	May 28, 2021

4.3	Description of Securities	10-K	001-40429	4.3	March 3, 2023

10.1+	Form of Director and Officer Indemnification Agreement	S-1/A	333- 255683	10.1	May 13, 2021

10.2+	2012 Equity Incentive Plan and related form agreements	S-1/A	333- 255683	10.2	May 17, 2021

10.3+	Executive Incentive Compensation Plan	S-1/A	333- 255683	10.4	May 17, 2021

10.4+	Outside Director Compensation Policy	8-K	001-40429	10.2	February 14, 2023

10.5+	Confirmatory Employment Letter by and between the registrant and Dushyant Sharma	S-1/A	333- 255683	10.6	May 17, 2021

10.6+	Confirmatory Employment Letter by and between the registrant and Sanjay Kalra	8-K	001-40429	10.1	March 6, 2023

10.7+	Confirmatory Employment Letter by and between the registrant and Gerasimos (Jerry) Portocalis	10-K	001-40429	10.9	March 3, 2022

10.8+	Confirmatory Employment Letter by and between the registrant and Andrew Gerber	10-Q	001-40429	10.5	May 8, 2023

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.9+	Change in Control and Severance Agreement by and between the registrant and Dushyant Sharma	S-1/A	333- 255683	10.9	May 17, 2021

10.10+	Change in Control and Severance Agreement by and between the registrant and Sanjay Kalra	8-K	001-40429	10.2	March 6, 2023

10.11+	Change in Control and Severance Agreement by and between the registrant and Gerasimos (Jerry) Portocalis	10-K	001-40429	10.13	March 3, 2022

10.12+	Change in Control and Severance Agreement by and between the registrant and Andrew Gerber	10-Q	001-40429	10.6	May 8, 2023

10.13	Stockholders Agreement, dated as of May 24, 2021, by and among Paymentus Holdings, Inc. and the other signatories thereto	8-K	001-40429	10.1	May 28, 2021

10.14+	2021 Equity Incentive Plan	10-K	001-40429	10.16	March 3, 2022

10.15+	Form of Stock Option Award Agreement under the 2021 Equity Incentive Plan	10-K	001-40429	10.17	March 3, 2022

10.16+	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	10-K	001-40429	10.14	March 3, 2023

10.17+	Form of Restricted Stock Unit Award Agreement for Outside Directors under the 2021 Equity Incentive Plan	10-Q	001-40429	10.1	May 6, 2022

10.18	Warrant Agreement, dated as of May 13, 2021, by and between the Registrant and JPMC Strategic Investments | Corporation.	S-1/A	333-255683	10.14	May 28, 2021

10.19	Warrant Agreement, dated as of August 29, 2022, by and between Paymentus Holdings, Inc. and JPMC Strategic Investments | Corporation.	8-K	001-40429	10.1	August 30, 2022

19.1	Paymentus Holdings, Inc. Insider Trading Policy	10-Q	001-40429	19.1	August 7, 2023

21.1	Subsidiaries of the Registrant	10-K	001-40429	21.1	March 3, 2023

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on the signature page hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Policy for the Recovery of Erroneously Awarded Compensation					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Where applicable, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

+ Indicates a management contract or compensatory plan or arrangement.

* The certifications attached as Exhibit 32.1 and 32.2 that accompany this report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Paymentus Holdings, Inc. under the Securities Act or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYMENTUS HOLDINGS, INC.

Date: March 4, 2024	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby severally constitutes and appoints each of Dushyant Sharma, Sanjay Kalra and Andrew A. Gerber as his true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to each such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/Dushyant Sharma	Chairman, President, and Chief Executive Officer	March 4, 2024
Dushyant Sharma	(Principal Executive Officer)

/s/Sanjay Kalra	Senior Vice President and Chief Financial Officer	March 4, 2024
Sanjay Kalra	(Principal Financial Officer and Accounting Officer)

/s/ Jody Davids	Director	March 4, 2024
Jody Davids

/s/ William Ingram	Director	March 4, 2024
William Ingram

/s/ Jason Klein	Director	March 4, 2024
Jason Klein

/s/ Adam Malinowski	Director	March 4, 2024
Adam Malinowski

/s/ Arun Oberoi	Director	March 4, 2024
Arun Oberoi

/s/ Robert Palumbo	Director	March 4, 2024
Robert Palumbo

/s/ Gary Trainor	Director	March 4, 2024
Gary Trainor