Form 10-Q
period 2024-03-31
Paymentus Holdings, Inc.
filed 2024-05-07
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 21,905,543 shares of Class A Common Stock, $0.0001 par value per share and 102,266,586 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q for the quarterly period ended March 31, 2024 (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, such as those under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which statements involve substantial risks and uncertainties. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

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
•
our international expansion plans and ability to expand internationally; and
•
those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$180,138	$179,361
Restricted cash and cash equivalents	4,014	3,834
Accounts and other receivables, net of allowance for expected credit losses of $399 and $435, respectively	84,178	76,389
Income tax receivable	20	259
Prepaid expenses and other current assets	11,293	10,505
Total current assets	279,643	270,348
Property and equipment, net	1,575	1,558
Capitalized internal-use software development costs, net	61,767	58,787
Intangible assets, net	25,137	27,158
Goodwill	131,850	131,860
Operating lease right-of-use assets	9,477	10,027
Deferred tax asset	91	94
Other long-term assets	4,435	5,031
Total assets	$513,975	$504,863
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$41,097	$35,182
Accrued liabilities	12,334	21,301
Current portion of operating lease liabilities	1,966	1,853
Contract liabilities	4,097	4,089
Income tax payable	3,132	363
Total current liabilities	62,626	62,788
Deferred tax liability	1,159	1,067
Operating lease liabilities, less current portion	8,054	8,661
Contract liabilities, less current portion	2,752	2,731
Total liabilities	74,591	75,247
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 21,744,165 and 20,758,603 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 102,381,811 and 103,062,508 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	10	10
Additional paid-in capital	380,357	377,773
Accumulated other comprehensive income	45	87
Retained earnings	58,970	51,744
Total stockholders’ equity	439,384	429,616
Total liabilities and stockholders' equity	$513,975	$504,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$184,875	$148,328
Cost of revenue	132,150	108,250
Gross profit	52,725	40,078
Operating expenses
Research and development	12,051	11,653
Sales and marketing	23,239	20,264
General and administrative	9,092	9,145
Total operating expenses	44,382	41,062
Income (loss) from operations	8,343	(984)
Other income (expense)
Interest income, net	2,186	1,440
Other non-recurring income	213	--
Foreign exchange gain (loss)	18	(8)
Income before income taxes	10,760	448
(Provision for) benefit from income taxes	(3,534)	256
Net income	$7,226	$704
Net income per share
Basic	$0.06	$0.01
Diluted	$0.06	$0.01
Weighted-average number of shares used to compute net income per share
Basic	123,945,778	123,289,584
Diluted	126,917,654	123,792,741
Comprehensive income
Net income	7,226	704
Foreign currency translation adjustments, net of tax	(42)	(7)
Comprehensive income	$7,184	$697

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2023	123,821,111	$12	377,773	$51,744	$87	$429,616
Stock-based compensation	—	—	2,484	—	—	2,484
Issuance of Class A common stock for stock-based awards	304,865	—	100	—	—	100
Other comprehensive income (loss)	—	—	—	—	(42)	(42)
Net income	—	—	—	7,226	—	7,226
Balances at March 31, 2024	124,125,976	$12	380,357	$58,970	$45	$439,384

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2022	123,241,173	$12	$367,767	$29,422	$(22)	$397,179
Stock-based compensation	—	—	2,159	—	—	2,159
Issuance of Class A common stock for stock-based awards	104,991	—	5	—	—	5
Other comprehensive income (loss)	—	—	—	—	(7)	(7)
Net income	—	—	—	704	—	704
Balances at March 31, 2023	123,346,164	$12	$369,931	$30,126	$(29)	$400,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$7,226	$704
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,537	7,239
Deferred income taxes	92	92
Stock-based compensation	2,933	2,159
Non-cash lease expense	506	462
Amortization of contract asset	451	696
Provision for (benefit from) expected credit losses	48	(239)
Other non-recurring income	(213)	—
Change in operating assets and liabilities
Accounts and other receivables	(7,850)	(8,333)
Prepaid expenses and other current and long-term assets	(993)	861
Accounts payable	5,793	3,297
Accrued liabilities	(8,166)	(2,749)
Operating lease liabilities	(446)	(469)
Contract liabilities	28	2,061
Income taxes receivable, net of payable	3,008	(1,018)
Net cash provided by operating activities	10,954	4,763
Cash flows from investing activities
Purchases of property and equipment	(116)	(67)
Purchase of interest-bearing deposits	(723)	—
Proceeds from matured interest-bearing deposits	602	—
Capitalized internal-use software development costs	(9,276)	(8,219)
Net cash used in investing activities	(9,513)	(8,286)
Cash flows from financing activities
Proceeds from exercise of stock-based awards	100	5
Settlement of holdback liability related to prior acquisitions	(506)	—
Payments on other financing obligations	—	(1,025)
Payments on finance leases	—	(102)
Net cash used in financing activities	(406)	(1,122)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(78)	(17)
Net increase (decrease) in cash, cash equivalents and Restricted cash	957	(4,662)
Cash and cash equivalents and Restricted cash at the beginning of period	183,195	149,685
Cash and cash equivalents and Restricted cash at the end of period	$184,152	$145,023
Reconciliation of Cash and cash equivalents and Restricted Cash:
Cash and cash equivalents at the beginning of period	179,361	147,334
Restricted cash at the beginning of period	3,834	2,351
Cash and cash equivalents and Restricted cash at the beginning of period	$183,195	$149,685
Cash and cash equivalents at the end of period	180,138	143,637
Restricted cash at the end of period	4,014	1,386
Cash and cash equivalents and Restricted cash at the end of period	$184,152	$145,023
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$434	$616
Property and equipment purchases in accounts payable	$87	$119
Software purchases in accounts payable	$16	—
Right-of-use assets obtained in exchange of operating lease obligations	$97	$1,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Description of Business

Paymentus Holdings, Inc. and its wholly owned subsidiaries (“Paymentus” or the “Company”) provides electronic bill presentment and payment services, enterprise customer communication and self-service revenue management to billers through a Software-as-a-Service (“SaaS”), secure, omni-channel technology platform. The platform seamlessly integrates into a biller’s core financial and operating systems to provide flexible and secure access to payment processing of credit cards, debit cards, eChecks and digital wallets across a significant number of channels including online, mobile, IVR, call center, chatbot and voice-based assistants. Paymentus was incorporated in the state of Delaware on September 2, 2011 with office locations in Charlotte, North Carolina, Dallas, Texas, Richmond Hill, Ontario (Canada), and Delhi and Bangalore (India). The Company is headquartered in Charlotte, North Carolina.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's Form 10-K for the year ended December 31, 2023 filed with the SEC on March 5, 2024 (the “2023 Form 10-K”).

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations and comprehensive income, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition, cost of revenue recognition, the allowance for credit losses, the lives of tangible and intangible assets, the valuation of acquired intangible assets and the recoverability or impairment of intangible assets, including goodwill, internal-use software development costs, valuation of stock warrants issued, stock-based compensation, and accounting for income taxes. The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates.

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received, and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $427.7 million and $510.8 million as of March 31, 2024 and December 31, 2023, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers and resellers to the extent of the amounts recorded in the consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the three months ended March 31, 2024 and 2023. As of December 31, 2023, one customer accounted for more than 10% of accounts receivable. As of March 31, 2024, no customer accounted for more than 10% of accounts receivable.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to make operating decisions, allocate resources and assess performance. The Company has three operating segments based on geography. The United States segment represents the vast majority of the Company’s consolidated net sales and gross profit. The additional two operating segments, Canada and India, do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate. None of the operating segments qualified for aggregation. The Company’s CODM is its chief executive officer. The CODM evaluates the performance of the Company’s operating segments based on revenue and gross profit. The Company does not analyze discrete segment balance sheet information related to long-term assets. All other financial information is presented on a consolidated basis. For information regarding the Company’s long-lived assets and revenue by geographic area, see Note 4 and Note 3, respectively.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 included in the 2023 Form 10-K. There have been no significant changes to these policies during the three months ended March 31, 2024.

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments in ASU 2023-07 are effective for public companies for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Tax Disclosures", which makes changes to annual disclosures of income taxes paid for all entities and requires entities to disclose the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction. Additionally, entities are required to disclose income taxes paid, net of refunds received, for individual jurisdictions that comprise 5% or more of total income taxes paid. The 5% threshold is evaluated using the absolute value of the net refund or net payment in each jurisdiction compared to the absolute value of the total income taxes paid (net of refunds received). ASU 2023-09 requires all entities to disclose disaggregated domestic and foreign pre-tax income (or loss) from continuing operations along with disaggregated income tax expense (or benefit) by federal, state and foreign components. Such disaggregation by jurisdiction should classify taxes by jurisdiction based on the jurisdiction imposing the taxes. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 for public companies. Early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our condensed consolidated financial statements and related disclosures.

3. Revenue, Performance Obligations and Contract Balances

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Three Months Ended March 31,
	2024	2023
Payment transaction processing revenue	$182,752	$146,388
Other	2,123	$1,940
Total revenue	$184,875	$148,328

Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$181,301	$145,557
Other	3,574	2,771
Total	$184,875	$148,328

Remaining Performance Obligations

As of March 31, 2024, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $6.8 million, of which the Company expects to recognize over 75% within the next two years, 19% between two to four years and the remainder thereafter. The timing of revenue recognition within the next four years is largely dependent upon the go-live dates of the Company's customers under the Company’s contracts.

As of March 31, 2024, the Company has contractual rights under its commercial agreements with customers and resellers to receive $51.2 million of fixed consideration related to the future minimum guarantees through 2026. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Balances

Contract balances consist of the following:

	March 31,	December 31,
	2024	2023
Contract Assets
Costs to fulfill (prepaid expenses and other current assets)	$2,893	$2,893
Costs to fulfill (other long-term assets)	4,189	4,783
Total contract assets	$7,082	$7,676
Contract Liabilities
Contract liabilities, Current	$4,097	$4,089
Contract liabilities, Non-current	2,752	2,731
Total contract liabilities	$6,849	$6,820

During the three months ended March 31, 2024 and 2023, the Company reduced revenue as a result of amortization of related contract assets by $0.2 million and $0.7 million, respectively.

Revenue recognized during the three months ended March 31, 2024 and 2023 that was included in the contract liabilities balance at the beginning of each of the periods was $0.9 million and $0.7 million, respectively.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Computer equipment	$6,131	$6,059
Furniture and fixtures	1,793	1,715
Leasehold improvements	390	396
Total property and equipment	8,314	8,170
Less: Accumulated depreciation	(6,739)	(6,612)
Property and equipment, net	$1,575	$1,558

Depreciation expense recorded for property and equipment was $0.2 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

Long-lived assets include property and equipment, net. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets were as follows (in thousands):

	March 31,	December 31,
	2024	2023
United States	$626	$558
Other	949	1,000
Total	$1,575	$1,558

5. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	United States	Other	Total
Balance as of December 31, 2023	$131,028	$832	$131,860
Foreign currency translation adjustments	—	(10)	(10)
Balance as of March 31, 2024	$131,028	$822	$131,850

Internal-use Software Development Costs

During the three months ended March 31, 2024 and 2023, the Company capitalized $9.3 million and $8.1 million in software development and implementation costs, respectively.

During the three months ended March 31, 2024 and 2023, the Company recorded $4.0 million and $2.7 million of amortization expense in cost of revenue, respectively, and $2.3 million and $2.0 million of amortization expense in operating expenses, respectively.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$21,832	$(15,880)	$5,952
License	2,509	(2,509)	—
Customer relationship	31,989	(14,281)	17,708
Software	449	(417)	32
Trademark	4,038	(2,593)	1,445
Total	$60,817	$(35,680)	$25,137

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$21,845	$(14,951)	$6,894
License	2,568	(2,568)	—
Customer relationship	32,006	(13,480)	18,526
Software	451	(411)	40
Trademark	4,038	(2,340)	1,698
Total	$60,908	$(33,750)	$27,158

Amortization expense of intangible assets was $2.0 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, future expected amortization expense is as follows (in thousands):

Years Ending December 31,
2024 (remaining 9 months)	6,062
2025	6,620
2026	3,737
2027	3,269
2028	3,269
Thereafter	2,180
Total future amortization expense	$25,137

There were no impairments of goodwill, internal-use software development costs or intangible assets in the three months ended March 31, 2024 and 2023.

6. Accrued Liabilities

The composition of accrued liabilities is as follows (in thousands):

	March 31,	December 31,
	2024	2023
Payroll and employee-related expenses	$7,610	$15,455
Other accrued liabilities	4,724	5,846
Total	$12,334	$21,301

7. Commitments and Contingencies

Other Commitments

The Company has entered into certain non-cancellable agreements for software and marketing services that specify all significant terms, including fixed or minimum services to be used, pricing provisions and the approximate timing of the transaction. Obligations under contracts that are cancellable or with remaining terms of 12 months or less are not included. There have been no material changes to the Company's contractual obligations or commitments outside of the ordinary course of business as compared to those described in the 2023 Form 10-K.

Legal Matters

The Company is involved from time to time in various claims and legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that, as of March 31, 2024, no current claims and legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

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

8. Equity

Warrant

On May 13, 2021, the Company entered into a warrant agreement with JPMC Strategic Investments I Corporation (“JPMC”), an affiliate of J.P. Morgan Securities LLC, an underwriter in our 2021 initial public offering ("IPO"), pursuant to which the Company agreed to issue a warrant to JPMC for up to 509,370 shares of Class A common stock upon completion of the IPO at an exercise price of $18.38 per share (the “May 2021 warrant agreement”). Upon completion of the IPO, 382,027 of the warrant shares vested and were exercisable. The vesting of the remaining 127,343 shares of Class A common stock underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2025 pursuant to a related commercial agreement with JPMorgan Chase Bank, National Association (“JPM Chase”), an affiliate of JPMC. As discussed below, this commercial agreement was amended in August 2022, and the achievement of certain commercial milestones was extended through December 31, 2026 and minimum revenue commitments were set for each of the calendar years through 2026. As of March 31, 2024, 448,880 warrant shares were vested and exercisable under the May 2021 warrant agreement.

On August 29, 2022, the Company entered into a second warrant agreement with JPMC, in connection with an amendment to the Company's existing commercial agreement with JPM Chase discussed above, pursuant to which the Company issued a warrant to JPMC for up to 684,510 shares of Class A common stock at an exercise price of $10.10 per share (the “August 2022 warrant agreement”). Upon signing the August 2022 warrant agreement, 171,128 of the warrant shares vested and were exercisable. The vesting of the remaining 513,382 shares of Class A common stock underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2026 pursuant to the commercial agreement, as amended. As of March 31, 2024 there were no additional warrant shares vested under the August 2022 warrant agreement.

As of March 31, 2024, an aggregate of 620,008 warrants had vested and were exercisable under the outstanding warrant agreements.

The Company accounts for the consideration payable in the form of warrants to its vendor as share based compensation expense. The warrant fair value was determined using the Black-Scholes pricing model in accordance with ASC 718, Compensation-Stock Compensation.

9. Stock-Based Compensation

In May 2021, the Company’s board of directors (the "Board") adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code ("IRC"), to the Company’s employees and any of its parent or subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year, subject to the Compensation Committee of the Board exercising discretion to increase or decrease such amount (the “Evergreen Addition”), and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. On January 1, 2024, pursuant to the Evergreen Addition, approximately 5.0 million shares of Class A common stock were added to the 2021 Plan issuance reserve. At March 31, 2024, there were approximately 21.7 million remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the three months ended March 31, 2024 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2023	3,849,350	$7.87	5.06	$38,505
Options exercised	(67,746)	1.44
Options forfeited	(1,333)	8.66
Outstanding at March 31, 2024	3,780,271	$7.98	4.85	$55,817
Exercisable at March 31, 2024	3,732,980	$7.97	4.83	$55,161

No options were granted or expired during the three months ended March 31, 2024. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity during the three months ended March 31, 2024 was as follows:

		Weighted-
		Average
	Number of	Grant Date
	RSUs Outstanding	Fair Value
Awarded and unvested at December 31, 2023	1,946,006	$12.74
Awards granted	995,548	19.20
Awards vested	(235,619)	11.42
Awards forfeited	(25,580)	9.89
Awarded and unvested at March 31, 2024	2,680,355	$15.28

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

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$51	$45
Research and development	608	546
Sales and marketing	1,310	716
General and administrative	964	852
Total stock-based compensation	$2,933	$2,159

At March 31, 2024, there was $0.1 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan, which is expected to be recognized over a remaining weighted-average period of 1.4 years.

At March 31, 2024, there was $38.5 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 3.8 years.

10. Income Taxes

The Company computes its tax provision for the three months ended March 31, 2024 by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter. The Company continues to record a valuation allowance against its net deferred tax assets (“DTA”) in the U.S. as it is not more likely than not to be realized given the significant tax deductions for stock-based compensation recognized in previous years that have created cumulative losses in recent years.

The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 32.8% and (57.9)% respectively. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% in 2024 was primarily the result of permanent differences for disallowed stock-based compensation pursuant to IRC Section 162(m), state taxes and the impact of the full valuation allowance. In 2023, it was primarily the result of near break-even pre-tax income from operations, state taxes and the impact of the full valuation allowance and other permanent adjustments in addition to a return to provision benefit recorded in connection with a change in estimate of costs required to be capitalized under IRC Section 174.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$7,226	$704
Denominator:
Weighted-average shares of common stock — basic	123,945,778	123,289,584
Dilutive effect of stock options to purchase common stock	2,141,741	486,286
Dilutive effect of RSUs	754,844	16,871
Dilutive effect of warrants	75,291	—
Weighted-average shares of common stock — diluted	126,917,654	123,792,741
Net income per share
Basic	$0.06	$0.01
Diluted	$0.06	$0.01

The following table summarizes the weighted average securities that were excluded from the computation of diluted net income per share attributable to common stock as their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Stock options to purchase common stock	—	3,594,345
RSUs	457,373	1,319,253
Warrants	448,881	588,173

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of cloud-based bill payment technology and solutions. We deliver our next-generation product suite through a modern technology stack to more than 2,200 biller business and financial institution clients. Our platform was used by approximately 34 million consumers and businesses in North America in December 2023 to pay their bills, make money movements and engage with our clients. We serve billers of all sizes that primarily provide non-discretionary services across a variety of industry verticals, including utilities, financial services, insurance, government, telecommunications, real estate management, and healthcare. We also serve financial institutions by providing them with a modern platform that their customers use for bill payment, account-to-account transfers and person-to-person transfers. By powering this comprehensive network of billers and financial institutions, each with their own set of bill payment requirements, we believe we have created an enviable feedback loop that enables us to continuously drive innovation, grow our business and uniquely improve the electronic bill payment experience for participants in the bill payment ecosystem.

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

Transactions Processed

	Three Months Ended March 31,
	2024	2023	% Growth
	(in millions)
Transactions processed	135.3	108.5	24.7%

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The number of transactions processed during the three months ended March 31, 2024 increased approximately 24.7% as compared to the same period in 2023. The increase was primarily driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions.

Other Key Factors and Trends Affecting Our Operating Results

The discussion below includes a number of forward-looking statements regarding our future performance. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from matters referred to below, see the discussions under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” herein and in our Form 10-K for the year ended December 31, 2023 or the “2023 Form 10-K”.

Impact of Economic and Inflationary Trends

Although inflationary pressures lessened to some extent in the second half of 2023, we did experience more normalized inflationary increases during the quarter ended March 31, 2024. However, the economic uncertainty and inflationary conditions continue to remain high and could have an adverse impact on our performance during the remainder of 2024. Inflationary pressure is resulting in higher average bills, particularly in the utility sector, and increased interchange fees. Where appropriate, we seek to adjust our prices to address the inflationary pressures, however our ability to do so typically lags behind the impact of inflation on our clients. While we made several price adjustments in 2023 as a result of the inflationary impacts on our business, we will continue to monitor and manage the economic environment in 2024 by working closely with clients on implementations and further price adjustments as necessary.

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

Adjusted EBITDA

We calculate adjusted EBITDA as net income before other income (expense) (which consists of interest income (expense), net, other non-recurring income), depreciation and amortization of acquisition-related intangible assets and capitalized software development costs, and income taxes, adjusted to exclude the effects of net and foreign exchange gain (loss), stock-based compensation expense and certain nonrecurring expenses that management believes are not indicative of ongoing operations.

Free Cash Flow

We calculate free cash flow as net cash provided by (used in) operating activities less capital expenditures, other intangible assets acquired, and capitalized internal-use software development costs.

How we use Non-GAAP Measures

We use non-GAAP measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management and our board of directors to more fully understand our consolidated financial performance from period to period and helps management project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP measures provide our investors with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period-to-period comparisons. In particular, we exclude interchange and assessment fees in the presentation of contribution profit because we believe inclusion is less directly reflective of our operating performance as we do not control the payment product or channel used by consumers, which is the primary determinant of the amount of interchange and assessment fees. We use contribution profit to measure the amount available to fund our operations after interchange and assessment fees, which are directly linked to the number of transactions we process and thus our revenue and gross profit. There are limitations to the use of the non-GAAP measures presented in this report. Our non-GAAP measures may not be comparable to similarly titled measures of other companies; other companies, including companies in our industry, may calculate non-GAAP measures differently than we do, limiting the usefulness of those measures for comparative purposes. These non-GAAP measures should not be considered in isolation from or as a substitute for financial measures prepared in accordance with GAAP.

We also urge you to review the reconciliation of these non-GAAP financial measures included below. To properly and prudently evaluate our business, we encourage you to review the condensed consolidated financial statements and related notes included elsewhere in this report and to not rely on any single financial measure to evaluate our business.

Contribution Profit

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Gross profit	$52,725	$40,078
Plus: other cost of revenue	16,642	13,453
Contribution profit	$69,367	$53,531

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors substantially outside of our control, including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the three months ended March 31, 2024 increased approximately 29.6%, as compared to the same period in 2023. The increase was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions, together with pricing improvements from customers related to our inflation management and the implementation of certain cost improvement measures.

Adjusted Gross Profit

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Gross profit	$52,725	$40,078
Stock-based compensation	51	45
Amortization of capitalized software development costs	4,029	2,738
Amortization of acquisition-related intangibles	829	829
Adjusted gross profit	$57,634	$43,690

Adjusted gross profit for the three months ended March 31, 2024 increased 31.9%, as compared to the same period in 2023. Adjusted gross profit improved in line with contribution profit. Adjusted gross profit as a percentage improved as a result of economies of scale. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization and stock-based compensation recorded in cost of revenue. The increase in amortization was driven by additional capitalization of software costs.

Adjusted EBITDA

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income — GAAP	$7,226	$704
Interest income, net	(2,186)	(1,440)
Other non-recurring income (1)	(213)	--
Provision for (benefit from) income taxes	3,534	(256)
Amortization of capitalized software development costs	6,311	4,693
Amortization of acquisition-related intangibles	2,021	2,224
Depreciation	205	322
EBITDA	$16,898	$6,247

Adjustments
Foreign exchange (gain) loss	(18)	8
Stock-based compensation	2,933	2,159
Adjusted EBITDA	$19,813	$8,414

(1) Other non-recurring income consists of a remeasurement adjustment relating to the purchase price of a prior acquisition.

Adjusted EBITDA is a measure of profitability and generally is expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. Adjusted EBITDA increased 135.5% in the three months ended March 31, 2024, as compared to the same period in 2023. The increase was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions, together with pricing improvements from customers related to our inflation management, the implementation of certain cost improvement measures and lower general and administrative expenditures primarily driven by lower insurance premiums.

Free Cash Flow

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$10,954	$4,763
Purchases of property and equipment and software	(116)	(67)
Capitalized software development costs	(9,276)	(8,219)
Free cash flow	$1,562	$(3,523)
Net cash used in investing activities	$(9,513)	$(8,286)
Net cash used in financing activities	$(406)	$(1,122)

The increase in free cash flow for the three months ended March 31, 2024 was primarily as a result of increases in cash generated from operations.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Revenue	$184,875	$148,328	$36,547	24.6%
Cost of revenue	132,150	108,250	23,900	22.1%
Gross profit	52,725	40,078	12,647	31.6%
Gross margin (1)	28.5%	27.0%
Operating expenses
Research and development	12,051	11,653	398	3.4%
Sales and marketing	23,239	20,264	2,975	14.7%
General and administrative	9,092	9,145	(53)	(0.6)%
Total operating expenses	44,382	41,062	3,320	8.1%
Income (loss) from operations	8,343	(984)	9,327	n/m
Other income (expense)
Interest income, net	2,186	1,440	746	51.8%
Other non-recurring income (2)	213	--	213	n/m
Foreign exchange gain (loss)	18	(8)	26	n/m
Income before income taxes	10,760	448	10,312	n/m
(Provision for) benefit from income taxes	(3,534)	256	(3,790)	n/m
Net income	$7,226	$704	$6,522	n/m

________________

n/m - not meaningful

(1) Gross margin is calculated as gross profit divided by revenue.

(2) Other non-recurring income consists of a remeasurement adjustment relating to the purchase price of a prior acquisition.

The following table presents the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023

Revenue	100.0%	100.0%
Cost of revenue	71.5%	73.0%
Gross profit	28.5%	27.0%
Operating expenses
Research and development	6.5%	7.9%
Sales and marketing	12.6%	13.7%
General and administrative	4.9%	6.1%
Total operating expenses	24.0%	27.7%
Income (loss) from operations	4.5%	(0.7)%
Other income (expense)
Interest income, net	1.2%	1.0%
Other non-recurring income	0.1%	0.0%
Foreign exchange gain (loss)	0.0%	0.0%
Income before income taxes	5.8%	0.3%
(Provision for) benefit from income taxes	(1.9)%	0.2%
Net income	3.9%	0.5%

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

The increase in revenue was primarily driven by an increase in the number of transactions processed, which was driven by the implementation of new billers and increased transactions from our existing billers. Revenue increase was also driven by pricing improvements related to inflation management.

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue was driven by the increase in revenue and transactions processed, as it consists primarily of interchange fees and processor costs, as well as other direct costs associated with making our platform available to our billers. These higher costs were partially offset by certain cost improvement initiatives.

Gross margin increased due to lower cost of revenues for other direct costs associated with making our platform available to our billers by certain cost improvement initiatives and economies of scale.

Research and Development Expenses

The increase in research and development expenses was primarily due to increased amortization of capitalized internal-use software development costs and an increase in employee-related costs, including benefits due to increased headcount and merit increases in annual compensation.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to increased activities in sales and marketing and increase in reseller commissions including amortization of warrants.

General and Administrative Expenses

The marginal decrease in general and administrative expenses was primarily due to lower cost of insurance premiums for our directors and officers and commercial and general liability insurance premiums, which were offset by increased stock-based compensation expense associated with employee equity grants and professional fees.

Other Income (Expense)

The changes in other income (expense) were primarily due to the increase in interest income, net as a result of higher cash balances held with banks for the three months ended March 31, 2024 compared to the same period in 2023 together with increases in the Federal Reserve rates.

Income Taxes

The change in provision for income taxes as well as the increase in the Company's effective tax rate, which was 32.8% for the three months ended March 31, 2024 as compared to (57.9)% for the same period in the prior year, was primarily the result of permanent differences for disallowed stock-based compensation pursuant to IRC Section 162(m), state taxes and the impact of the full valuation allowance. In 2023, it was primarily the result of near break-even pre-tax income from operations, state taxes and the impact of the full valuation allowance and other permanent adjustments in addition to a return to provision benefit recorded in connection with a change in estimate of costs required to be capitalized under IRC Section 174.

Liquidity and Capital Resources

Sources and Uses of Funds

As of March 31, 2024, we had $180.1 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees and subscriptions. Our principal uses of cash are funding operations and capital expenditures.

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

Historical Cash Flows

The following table summarizes our condensed consolidated cash flows.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in)
Operating activities	$10,954	$4,763
Investing activities	(9,513)	(8,286)
Financing activities	(406)	(1,122)
Effects of foreign exchange on cash	(78)	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	$957	$(4,662)

Net Cash Provided by Operating Activities

Our primary source of operating cash is revenue from payment transaction fees. Our primary uses of operating cash are personnel-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners. Net cash provided by operating activities for the three months ended March 31, 2024 was $11.0 million. Net income was $7.2 million, adjusted for non-cash charges of $12.4 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of contract assets and non-cash lease expense, which contributed positively to cash provided from operating activities. This was decreased by net cash outflows of $8.6 million used by changes in our operating assets and liabilities.

Net cash provided by operating activities for the three months ended March 31, 2023 was $4.8 million. Net income was $0.7 million, adjusted for non-cash charges of $10.4 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of contract assets and non-cash lease expense, which contributed positively to cash provided from operating activities. This was offset by net cash outflows of $6.4 million provided by changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 consisted of $9.3 million of capitalized software development costs, $0.1 million of purchases of property and equipment and $(0.1) million of net change in interest-bearing deposits.

Net cash used in investing activities for the three months ended March 31, 2023 consisted of $8.2 million of capitalized internal-use software development costs and $0.1 million of purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 consisted of $0.5 million of settlement of holdback liability relating to a prior acquisition, which was offset by $0.1 million of proceeds from exercise of stock-based awards by employees.

Net cash used in financing activities for the three months ended March 31, 2023 consisted of $1.0 million of payments on other financing obligations and $0.1 million of payments on finance leases.

Early Warning of Possible Valuation Allowance Reversal in Future Periods

We recorded a valuation allowance against all of our US deferred tax assets as of March 31, 2024, and December 31, 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to our

consolidated financial statements included in our 2023 Form 10-K. There have been no material changes in our critical accounting policies and estimates since December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our exposures to market risk since December 31, 2023. For details on the Company’s interest rate, foreign currency exchange, and inflation risks, see Part I, Item 7A. “Quantitative and Qualitative Information About Market Risk” in our 2023 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As of March 31, 2024, our material weaknesses were as follows:

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

Changes in Internal Control over Financial Reporting

Other than continuing to make progress on the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Item 1A. of our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K.

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

PAYMENTUS HOLDINGS, INC.

Date: May 6, 2024	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2024	By:	/s/ Sanjay Kalra
Sanjay Kalra
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)