Form 10-Q
period 2024-06-30
Paymentus Holdings, Inc.
filed 2024-08-09
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the registrant had 22,348,919 shares of Class A Common Stock, $0.0001 par value per share and 102,127,810 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q for the quarterly period ended June 30, 2024 (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, such as those under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which statements involve substantial risks and uncertainties. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report may include statements about:

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
•
general economic conditions, including inflation, and their impact on us, consumer demand, average bill amounts and interchange fees, and the impact of changes from an evolving regulatory environment;
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
•
our international expansion plans and ability to expand internationally; and
•
those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 and our subsequent Quarterly Reports on Form 10-Q, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$188,810	$179,361
Restricted cash and cash equivalents	4,070	3,834
Accounts and other receivables, net of allowance for expected credit losses of $449 and $435, respectively	90,057	76,389
Income tax receivable	1,330	259
Prepaid expenses and other current assets	9,929	10,505
Total current assets	294,196	270,348
Property and equipment, net	1,439	1,558
Capitalized internal-use software development costs, net	64,112	58,787
Intangible assets, net	23,117	27,158
Goodwill	131,845	131,860
Operating lease right-of-use assets	8,887	10,027
Deferred tax asset	90	94
Other long-term assets	4,053	5,031
Total assets	$527,739	$504,863
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$43,145	$35,182
Accrued liabilities	16,376	21,301
Current portion of operating lease liabilities	2,112	1,853
Contract liabilities	2,900	4,089
Income tax payable	87	363
Total current liabilities	64,620	62,788
Deferred tax liability	1,244	1,067
Operating lease liabilities, less current portion	7,379	8,661
Contract liabilities, less current portion	2,869	2,731
Total liabilities	76,112	75,247
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized as of June 30, 2024 and December 31, 2023; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of June 30, 2024 and December 31, 2023; 22,346,669 and 20,758,603 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of June 30, 2024 and December 31, 2023; 102,127,810 and 103,062,508 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	10	10
Additional paid-in capital	383,276	377,773
Accumulated other comprehensive income	5	87
Retained earnings	68,334	51,744
Total stockholders’ equity	451,627	429,616
Total liabilities and stockholders' equity	$527,739	$504,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$197,422	$148,939	$382,297	$297,267
Cost of revenue	138,671	103,077	270,821	211,327
Gross profit	58,751	45,862	111,476	85,940
Operating expenses
Research and development	12,535	10,907	24,586	22,560
Sales and marketing	26,766	21,599	50,005	41,863
General and administrative	9,214	8,730	18,306	17,875
Total operating expenses	48,515	41,236	92,897	82,298
Income from operations	10,236	4,626	18,579	3,642
Interest income, net	2,194	1,658	4,380	3,098
Other income (expense)	39	(7)	270	(15)
Income before income taxes	12,469	6,277	23,229	6,725
Provision for income taxes	(3,105)	(438)	(6,639)	(182)
Net income	$9,364	$5,839	$16,590	$6,543
Net income per share
Basic	$0.08	$0.05	$0.13	$0.05
Diluted	$0.07	$0.05	$0.13	$0.05
Weighted-average number of shares used to compute net income per share
Basic	124,264,789	123,378,128	124,106,046	123,334,277
Diluted	127,252,366	124,012,107	127,074,921	123,836,815
Comprehensive income
Net income	9,364	5,839	16,590	6,543
Foreign currency translation adjustments, net of tax	(40)	93	(82)	86
Comprehensive income	$9,324	$5,932	$16,508	$6,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2023	123,821,111	$12	$377,773	$51,744	$87	$429,616
Stock-based compensation	—	—	2,484	—	—	2,484
Issuance of Class A common stock for stock-based awards	304,865	—	100	—	—	100
Other comprehensive loss	—	—	—	—	(42)	(42)
Net income	—	—	—	7,226	—	7,226
Balances at March 31, 2024	124,125,976	$12	$380,357	$58,970	$45	$439,384
Stock-based compensation	—	—	2,882	—	—	2,882
Issuance of Class A common stock for stock-based awards	348,503	—	37	—	—	37
Other comprehensive loss	—	—	—	—	(40)	(40)
Net income	—	—	—	9,364	—	9,364
Balances at June 30, 2024	124,474,479	$12	$383,276	$68,334	$5	$451,627

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2022	123,241,173	$12	$367,767	$29,422	$(22)	$397,179
Stock-based compensation	—	—	2,159	—	—	2,159
Issuance of Class A common stock for stock-based awards	104,991	—	5	—	—	5
Other comprehensive loss	—	—	—	—	(7)	(7)
Net income	—	—	—	704	—	704
Balances at March 31, 2023	123,346,164	$12	$369,931	$30,126	$(29)	$400,040
Stock-based compensation	—	—	2,276	—	—	2,276
Issuance of Class A common stock for stock-based awards	160,625	—	196	—	—	196
Other comprehensive income	—	—	—	—	93	93
Net income	—	—	—	5,839	—	5,839
Balances at June 30, 2023	123,506,789	$12	$372,403	$35,965	$64	$408,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$16,590	$6,543
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,506	14,542
Deferred income taxes	177	187
Stock-based compensation	6,256	4,435
Non-cash lease expense	1,198	904
Amortization of contract asset	881	1,441
Provision for (benefit from) expected credit losses	158	(234)
Other non-cash adjustments	(213)	—
Change in operating assets and liabilities
Accounts and other receivables	(13,849)	865
Prepaid expenses and other current and long-term assets	(81)	797
Accounts payable	7,950	1,350
Accrued liabilities	(4,118)	891
Operating lease liabilities	(1,073)	(916)
Contract liabilities	(1,053)	1,857
Income taxes receivable, net of payable	(1,345)	(1,418)
Net cash provided by operating activities	28,984	31,244
Cash flows from investing activities
Purchases of property and equipment	(304)	(353)
Purchase of interest-bearing deposits	(1,313)	—
Proceeds from matured interest-bearing deposits	1,190	—
Capitalized internal-use software development costs	(18,362)	(16,611)
Net cash used in investing activities	(18,789)	(16,964)
Cash flows from financing activities
Proceeds from exercise of stock-based awards	137	201
Settlement of holdback liability related to prior acquisitions	(506)	—
Payments on other financing obligations	—	(1,709)
Payments on finance leases	—	(102)
Net cash used in financing activities	(369)	(1,610)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(141)	113
Net increase in cash, cash equivalents and Restricted cash	9,685	12,783
Cash and cash equivalents and Restricted cash at the beginning of period	183,195	149,685
Cash and cash equivalents and Restricted cash at the end of period	$192,880	$162,468
Reconciliation of Cash and cash equivalents and Restricted Cash:
Cash and cash equivalents at the beginning of period	179,361	147,334
Restricted cash at the beginning of period	3,834	2,351
Cash and cash equivalents and Restricted cash at the beginning of period	$183,195	$149,685
Cash and cash equivalents at the end of period	188,810	159,068
Restricted cash at the end of period	4,070	3,400
Cash and cash equivalents and Restricted cash at the end of period	$192,880	$162,468
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$7,746	$1,269
Right-of-use assets obtained in exchange of operating lease obligations	$96	$1,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, unless otherwise stated)

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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations and comprehensive income, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received, and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $483.1 million and $510.8 million as of June 30, 2024 and December 31, 2023, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers and resellers to the extent of the amounts recorded in the consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the three or six months ended June 30, 2024 and 2023. As of December 31, 2023 and June 30, 2024 one customer/reseller accounted for more than 10% of accounts receivable.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 included in the 2023 Form 10-K. There have been no significant changes to these policies during the three and six months ended June 30, 2024.

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

3. Revenue, Performance Obligations and Contract Balances

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Payment transaction processing revenue	$193,564	$146,677	$376,316	$293,065
Other	3,858	2,262	5,981	4,202
Total revenue	$197,422	$148,939	$382,297	$297,267

Revenue by geographic area, based on the location of the Company’s users, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
United States	$193,483	$145,946	$374,784	$291,503
Other	3,939	2,993	7,513	5,764
Total	$197,422	$148,939	$382,297	$297,267

Remaining Performance Obligations

As of June 30, 2024, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $5.8 million, of which the Company expects to recognize over 70% within the next two years, 23% between two to four years and the remainder thereafter. The timing of revenue recognition within the next four years is largely dependent upon the go-live dates of the Company's customers under the Company’s contracts.

As of June 30, 2024, the Company has contractual rights under its commercial agreements with customers and resellers to receive $44.2 million of fixed consideration related to the future minimum guarantees through 2026. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Balances

Contract balances consist of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Contract Assets included under:
Prepaid expenses and other current assets	$2,893	$2,893
Other long-term assets	3,808	4,783
Total contract assets	$6,701	$7,676
Contract Liabilities:
Current	$2,900	$4,089
Non-current	2,869	2,731
Total contract liabilities	$5,769	$6,820

The amortization of related contract assets included in the condensed consolidated statements of operations and comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$153	$629	$306	$1,253
Sales and marketing	782	115	1,528	187
Total amortization of contact assets	$935	$744	$1,834	$1,440

Revenue recognized during the three months ended June 30, 2024 and 2023 that was included in the contract liabilities balance at the beginning of each of the periods was $2.1 million and $0.7 million, respectively. Revenue recognized during the six months ended June 30, 2024 and 2023 that was included in the contract liabilities balance at the beginning of each of the periods was $2.9 million and $1.3 million, respectively.

4. Property and Equipment, net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Computer equipment	$6,183	$6,059
Furniture and fixtures	1,780	1,715
Leasehold improvements	387	396
Total property and equipment	8,350	8,170
Less: Accumulated depreciation	(6,911)	(6,612)
Property and equipment, net	$1,439	$1,558

Depreciation expense recorded for property and equipment was $0.2 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.

The geographic locations of the Company’s long-lived assets, comprising property and equipment, based on physical location of the assets were as follows:

	June 30,	December 31,
	2024	2023
	(in thousands)
United States	$564	$558
Other	875	1,000
Total	$1,439	$1,558

5. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	United States	Other	Total
Balance as of December 31, 2023	$131,028	$832	$131,860
Foreign currency translation adjustments	—	(15)	(15)
Balance as of June 30, 2024	$131,028	$817	$131,845

Internal-use Software Development Costs

During the three months ended June 30, 2024 and 2023, the Company capitalized $9.1 million and $8.4 million in software development and implementation costs, respectively, and during the six months ended June 30, 2024 and 2023, the Company capitalized $18.4 million and $16.6 million in software development and implementation costs, respectively.

During the three months ended June 30, 2024 and 2023, the Company recorded $4.4 million and $3.2 million of amortization expense in cost of revenue, respectively, and $2.4 million and $1.9 million of amortization expense in operating expenses, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded $8.4 million and $6.0 million of amortization expense in cost of revenue, respectively, and $4.7 million and $3.8 million of amortization expense in operating expenses, respectively.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$21,826	$(16,817)	$5,009
Customer relationship	31,982	(15,090)	16,892
Software and license	2,929	(2,906)	23
Trademark	4,038	(2,845)	1,193
Total	$60,775	$(37,658)	$23,117

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$21,845	$(14,951)	$6,894
Customer relationship	32,006	(13,480)	18,526
Software and license	3,019	(2,979)	40
Trademark	4,038	(2,340)	1,698
Total	$60,908	$(33,750)	$27,158

Amortization expense of intangible assets was $2.0 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively, and $4.0 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, future expected amortization expense is as follows (in thousands):

Years Ending December 31,
2024 (remaining 6 months)	4,042
2025	6,620
2026	3,737
2027	3,269
2028	3,269
Thereafter	2,180
Total future amortization expense	$23,117

There were no impairments of goodwill, internal-use software development costs or intangible assets in the three or six months ended June 30, 2024 and 2023.

6. Accrued Liabilities

The composition of accrued liabilities is as follows:

	June 30,	December 31,
	2024	2023
	(in thousands)
Payroll and employee-related expenses	$10,436	$15,455
Other accrued liabilities	5,940	5,846
Total	$16,376	$21,301

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

Legal Matters

The Company is involved from time to time in various claims and legal proceedings arising in the ordinary course of business. From time to time as appropriate, the Company accrues liabilities related to legal claims in its financial statements. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that, as of June 30, 2024, no current claims and legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

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

8. Equity

Warrant

On May 13, 2021, the Company entered into a warrant agreement with JPMC Strategic Investments I Corporation (“JPMC”), an affiliate of J.P. Morgan Securities LLC, an underwriter in our 2021 initial public offering ("IPO"), pursuant to which the Company agreed to issue a warrant to JPMC for up to 509,370 shares of Class A common stock upon completion of the IPO at an exercise price of $18.38 per share (the “May 2021 warrant agreement”). Upon completion of the IPO, 382,027 of the warrant shares vested and were exercisable. The vesting of the remaining 127,343 shares of Class A common stock underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2025 pursuant to a related commercial agreement with JPMorgan Chase Bank, National Association (“JPM Chase”), an affiliate of JPMC. As discussed below, this commercial agreement was amended in August 2022, and the achievement of certain commercial milestones was extended through December 31, 2026 and minimum revenue commitments were set for each of the calendar years through 2026. As of June 30, 2024, 448,880 warrant shares were vested and exercisable under the May 2021 warrant agreement.

On August 29, 2022, the Company entered into a second warrant agreement with JPMC, in connection with an amendment to the Company's existing commercial agreement with JPM Chase discussed above, pursuant to which the Company issued a warrant to JPMC for up to 684,510 shares of Class A common stock at an exercise price of $10.10 per share (the “August 2022 warrant agreement”). Upon signing the August 2022 warrant agreement, 171,128 of the warrant shares vested and were exercisable. The vesting of the remaining 513,382 shares of Class A common stock underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2026 pursuant to the commercial agreement, as amended. As of June 30, 2024 there were no additional warrant shares vested under the August 2022 warrant agreement.

As of June 30, 2024, an aggregate of 620,008 warrants had vested and were exercisable under the outstanding warrant agreements.

The Company accounts for the consideration payable in the form of warrants to its vendor as share based compensation expense. The warrant fair value was determined using the Black-Scholes pricing model in accordance with ASC 718, Compensation-Stock Compensation.

9. Stock-Based Compensation

In May 2021, the Company’s board of directors (the "Board") adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code ("IRC"), to the Company’s employees and any of its parent or subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of approximately 10.5 million shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class

A and Class B common stock taken together, on the first day of each fiscal year, subject to the Compensation Committee of the Board exercising discretion to increase or decrease such amount (the “Evergreen Addition”), and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7.6 million shares. On January 1, 2024, pursuant to the Evergreen Addition, approximately 5 million shares of Class A common stock were added to the 2021 Plan issuance reserve. At June 30, 2024, there were approximately 21.8 million remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the six months ended June 30, 2024 was as follows (in thousands, except for share and per share amount):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2023	3,849,350	$7.87	5.06	$38,505
Options exercised	(183,521)	0.74
Options forfeited	(2,333)	8.66
Outstanding at June 30, 2024	3,663,496	$8.23	4.68	$39,468
Exercisable at June 30, 2024	3,627,571	$8.22	4.67	$39,106

No options were granted or expired during the six months ended June 30, 2024. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity during the six months ended June 30, 2024 was as follows:

		Weighted-
	Number of	Average
	RSUs	Grant Date
	Outstanding	Fair Value
Awarded and unvested at December 31, 2023	1,946,006	$12.74
Awards granted	1,036,729	19.22
Awards vested	(468,347)	12.09
Awards forfeited	(154,827)	11.23
Awarded and unvested at June 30, 2024	2,359,561	$15.81

The fair value of RSU grants is determined based upon the market closing price of the Company’s Class A common stock on the date of grant. RSUs vest over the requisite service period, which generally ranges between four years and five years from the date of grant for employees and one to three years for directors, subject to continued employment for employees and provision of services for non-employees.

Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$66	$29	$117	$74
Research and development	846	462	1,454	1,009
Sales and marketing	1,494	691	2,804	1,406
General and administrative	917	1,094	1,881	1,946
Total stock-based compensation	$3,323	$2,276	$6,256	$4,435

At June 30, 2024, there was $0.1 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan, which is expected to be recognized over a remaining weighted-average period of 1.3 years.

At June 30, 2024, there was $35.1 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 3.6 years.

10. Income Taxes

The Company computes its tax provision for the three and six months ended June 30, 2024 by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter. The Company continues to record a valuation allowance against its net deferred tax assets (“DTA”) in the U.S. as it is not more likely than not to be realized given the significant tax deductions for stock-based compensation recognized in previous years that have created cumulative losses in recent years.

The Company’s effective tax rate for the three and six months ended June 30, 2024 was 24.9% and 28.6%, respectively, and for the three and six months ended June 30, 2023 was 7.0% and 2.7%, respectively. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% in the above periods was primarily the result of permanent differences for disallowed stock-based compensation pursuant to IRC Section 162(m), state taxes and the impact of the full valuation allowance. In 2023, it was primarily the result of near break-even pre-tax income from operations, state taxes and the impact of the full valuation allowance and other permanent adjustments in addition to a return to provision benefit recorded in connection with a change in estimate of costs required to be capitalized under IRC Section 174.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$9,364	$5,839	$16,590	$6,543
Denominator:
Weighted-average shares of common stock — basic	124,264,789	123,378,128	124,106,046	123,334,277
Dilutive effect of stock options to purchase common stock	2,167,559	521,818	2,157,147	445,183
Dilutive effect of RSUs	709,580	112,161	721,860	57,355
Dilutive effect of warrants	110,438	—	89,868	—
Weighted-average shares of common stock — diluted	127,252,366	124,012,107	127,074,921	123,836,815
Net income per share
Basic	$0.08	$0.05	$0.13	$0.05
Diluted	$0.07	$0.05	$0.13	$0.05

The following table summarizes the weighted average securities that were excluded from the computation of diluted net income per share attributable to common stock as their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options to purchase common stock	—	211,922	—	3,578,915
RSUs	206,514	1,260,566	205,176	1,285,901
Warrants	—	588,173	—	588,173

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of cloud-based bill payment technology and solutions. We deliver our next-generation product suite through a modern technology stack to more than 2,200 biller business and financial institution clients. Our platform was used by approximately 34 million consumers and businesses in North America in December 2023 to pay their bills, make money movements and engage with our clients. We serve billers of all sizes that primarily provide non-discretionary services across a variety of industry verticals, including utilities, financial services, insurance, government, telecommunications, real estate management, healthcare and education. We also serve financial institutions by providing them with a modern platform that their customers use for bill payment, account-to-account transfers and person-to-person transfers. By powering this comprehensive network of billers and financial institutions, each with their own set of bill payment requirements, we believe we have created an enviable feedback loop that enables us to continuously drive innovation, grow our business and uniquely improve the electronic bill payment experience for participants in the bill payment ecosystem.

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

Transactions Processed

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Growth	2024	2023	% Growth
	(in millions)			(in millions)
Transactions processed	140.4	109.5	28.2%	275.7	218.0	26.5%

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The increase in the number of transactions processed during the three and six months ended June 30, 2024 as compared to the same periods in 2023 was primarily driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions.

Other Key Factors and Trends Affecting Our Operating Results

The discussion below includes a number of forward-looking statements regarding our future performance. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from matters referred to below, see the discussions under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” herein and in our Form 10-K for the year ended December 31, 2023 or, the "2023 Form 10-K".

Impact of Economic and Inflationary Trends

Inflationary pressures continue to be volatile, and although we have experienced a general overall improvement and more normalized inflation in comparison to the trailing annual trends, the economic uncertainty and inflationary conditions continue to remain high and could have an adverse impact on our performance during the remainder of 2024. Inflationary pressure is resulting in higher average bills, particularly in the utility sector, and increased interchange fees. Where appropriate, we seek to adjust our prices to address the inflationary pressures, however our ability to do so typically lags behind the impact of inflation on our clients. While we made several price adjustments as a result of the inflationary impacts on our business, we will continue to monitor and manage the economic environment for the remainder of 2024 by working closely with clients on implementations and further price adjustments as necessary.

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

Contribution Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Gross profit	$58,751	$45,862	$111,476	$85,940
Plus: other cost of revenue	17,730	13,728	34,372	27,181
Contribution profit	$76,481	$59,590	$145,848	$113,121

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors substantially outside of our control, including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the three and six months ended June 30, 2024 increased approximately 28.3%, and 28.9%, respectively, as compared to the same periods in 2023. The increase was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions, together with pricing improvements from customers related to our inflation management and the implementation of certain cost improvement measures.

Adjusted Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Gross profit	$58,751	$45,862	$111,476	$85,940
Stock-based compensation	66	29	117	74
Amortization of capitalized software development costs	4,366	3,241	8,395	5,980
Amortization of acquisition-related intangibles	828	829	1,657	1,657
Adjusted gross profit	$64,011	$49,961	$121,645	$93,651

Adjusted gross profit for the three and six months ended June 30, 2024 increased 28.1% and 29.9%, respectively, as compared to the same periods in 2023. Adjusted gross profit improved in line with contribution profit. Adjusted gross profit as a percentage of contribution profit was stable for the three months ended June 30, 2024 and as a result of economies of scale, improved for the six months ended June 30, 2024. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization and stock-based compensation recorded in cost of revenue. The increase in amortization was driven by additional capitalization of software costs.

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income — GAAP	$9,364	$5,839	16,590	$6,543
Interest income, net	(2,194)	(1,658)	(4,380)	(3,098)
Other income (1)	—	—	(213)	—
Provision for income taxes	3,105	438	6,639	182
Amortization of capitalized software development costs	6,739	5,120	13,050	9,813
Amortization of acquisition-related intangibles	2,020	2,040	4,041	4,264
Depreciation	210	143	415	465
EBITDA	$19,244	$11,922	$36,142	$18,169

Adjustments
Foreign exchange (gain) loss	(39)	7	(57)	15
Stock-based compensation	3,323	2,276	6,256	4,435
Adjusted EBITDA	$22,528	$14,205	$42,341	$22,619

(1) Other income consists of a remeasurement adjustment relating to the purchase price of a prior acquisition.

Adjusted EBITDA is a measure of profitability and generally is expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. Adjusted EBITDA increased 58.6% and 87.2% in the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increase was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions, together with pricing improvements from customers related to our inflation management and the implementation of certain cost improvement measures.

Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net cash provided by operating activities	$18,030	$26,481	$28,984	$31,244
Purchases of property and equipment and software	(188)	(286)	(304)	(353)
Capitalized software development costs	(9,086)	(8,392)	(18,362)	(16,611)
Free cash flow	$8,756	$17,803	$10,318	$14,280
Net cash used in investing activities	$(9,276)	$(8,678)	$(18,789)	$(16,964)
Net cash provided by (used) in financing activities	$37	$(488)	$(369)	$(1,610)

The decrease in free cash flow for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily as a result of decreases in cash generated from operations.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Revenue	$197,422	$148,939	$48,483	32.6%	$382,297	$297,267	$85,030	28.6%
Cost of revenue	138,671	103,077	35,594	34.5%	270,821	211,327	59,494	28.2%
Gross profit	58,751	45,862	12,889	28.1%	111,476	85,940	25,536	29.7%
Gross margin (1)	29.8%	30.8%			29.2%	28.9%
Operating expenses
Research and development	12,535	10,907	1,628	14.9%	24,586	22,560	2,026	9.0%
Sales and marketing	26,766	21,599	5,167	23.9%	50,005	41,863	8,142	19.4%
General and administrative	9,214	8,730	484	5.5%	18,306	17,875	431	2.4%
Total operating expenses	48,515	41,236	7,279	17.7%	92,897	82,298	10,599	12.9%
Income from operations	10,236	4,626	5,610	n/m	18,579	3,642	14,937	n/m
Interest income, net	2,194	1,658	536	32.3%	4,380	3,098	1,282	41.4%
Other income (expense) (2)	39	(7)	46	n/m	270	(15)	285	n/m
Income before income taxes	12,469	6,277	6,192	98.6%	23,229	6,725	16,504	n/m
Provision for income taxes	(3,105)	(438)	(2,667)	n/m	(6,639)	(182)	(6,457)	n/m
Net income	$9,364	$5,839	$3,525	60.4%	$16,590	$6,543	$10,047	n/m

________________

n/m - not meaningful

(1) Gross margin is calculated as gross profit divided by revenue.

(2) Other income (expense) includes of a remeasurement adjustment relating to the purchase price of a prior acquisition.

The following table presents the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	70.2%	69.2%	70.8%	71.1%
Gross profit	29.8%	30.8%	29.2%	28.9%
Operating expenses
Research and development	6.3%	7.3%	6.4%	7.6%
Sales and marketing	13.6%	14.5%	13.1%	14.1%
General and administrative	4.7%	5.9%	4.8%	6.0%
Total operating expenses	24.6%	27.7%	24.3%	27.7%
Income from operations	5.2%	3.1%	4.9%	1.2%
Interest income, net	1.1%	1.1%	1.1%	1.0%
Other income (expense)	0.0%	0.0%	0.1%	0.1%
Income before income taxes	6.3%	4.2%	6.1%	2.3%
Provision for income taxes	(1.6)%	(0.3)%	(1.7)%	(0.1)%
Net income	4.7%	3.9%	4.4%	2.2%

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue

The increase in revenue was primarily driven by an increase in the number of transactions processed, which was driven by the implementation of new billers, increased transactions from our existing billers and pricing improvements implemented throughout the year.

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue was driven by the increase in revenue and transactions processed, as it consists primarily of interchange fees and processor costs, as well as other direct costs associated with making our platform available to our billers.

Gross margin decreased due to the addition of large high volume enterprise billers to our customer base.

Research and Development Expenses

The increase in research and development expenses was primarily due to increased amortization of capitalized internal-use software development costs and an increase in employee-related costs, including an increase in stock-based compensation expenses.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to increased employee-related costs as a result of increased hiring, including higher stock-based compensation expenses, reseller commissions including amortization of warrants and increased activity for go to market events and trade shows.

General and Administrative Expenses

The marginal increase in general and administrative expenses was primarily due to increases in employee-related costs, legal fees and professional fees, which were offset by lower cost of insurance premiums for our directors and officers and commercial and general liability insurance premiums.

Interest Income, net

The increase in interest income, net was a result of higher cash balances held with banks for the three months ended June 30, 2024 compared to the same period in 2023, together with increases in the Federal Reserve rates.

Income Taxes

The change in provision for income taxes as well as the increase in the Company's effective tax rate, which was 24.9% for the three months ended June 30, 2024 as compared to 7.0% for the same period in the prior year, was primarily due to an increase in income before income taxes as well as the results of permanent differences for disallowed stock-based compensation pursuant to IRC Section 162(m), state taxes and the impact of the full valuation allowance. In 2023, it was primarily the result of near break-even pre-tax income from operations, state taxes and the impact of the full valuation allowance and other permanent adjustments in addition to a return to provision benefit recorded in connection with a change in estimate of costs required to be capitalized under IRC Section 174.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenue

The increase in revenue was primarily driven by an increase in the number of transactions processed, which was driven by the implementation of new billers and increased transactions from our existing billers. Revenue increase was also driven by pricing improvements.

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue was driven by the increase in revenue and transactions processed, as it consists primarily of interchange fees and processor costs, as well as other direct costs associated with making our platform available to our billers.

Gross margin slightly increased due to lower cost of revenues for other direct costs associated with making our platform available to our billers by certain cost improvement initiatives and economies of scale, offset to some extent by a reduced margins due to the addition of large high volume enterprise billers to our customer base.

Research and Development Expenses

The increase in research and development expenses was primarily due to increased amortization of capitalized internal-use software development costs and an increase in employee-related costs, including an increase in stock-based compensation.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to increased employee-related costs as a result of increased hiring, including higher stock-based compensation expenses, reseller commissions including amortization of warrants and increased activity for go to market events and trade shows.

General and Administrative Expenses

The marginal increase in general and administrative expenses was primarily due to professional fees, legal fees and lease expenses, which were offset by lower cost of insurance premiums for our directors and officers and commercial and general liability insurance premiums.

Interest income, net

The increase in interest income, net was a result of higher cash balances held with banks for the six months ended June 30, 2024 compared to the same period in 2023, together with increases in the Federal Reserve rates.

Income Taxes

The change in provision for income taxes as well as the increase in the Company's effective tax rate, which was 28.6% for the six months ended June 30, 2024 as compared to 2.7% for the same period in the prior year, was primarily due to an increase in income before income taxes as well as the results of permanent differences for disallowed stock-based compensation pursuant to IRC Section 162(m), state taxes and the impact of the full valuation allowance. In 2023, it was primarily the result of near break-even pre-tax income from operations, state taxes and the impact of the full valuation allowance and other permanent adjustments in addition to a return to provision benefit recorded in connection with a change in estimate of costs required to be capitalized under IRC Section 174.

Liquidity and Capital Resources

Sources and Uses of Funds

As of June 30, 2024, we had $188.8 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees and subscriptions. Our principal uses of cash are funding operations and capital expenditures.

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

Historical Cash Flows

The following table summarizes our condensed consolidated cash flows.

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$28,984	$31,244
Investing activities	(18,789)	(16,964)
Financing activities	(369)	(1,610)
Effects of foreign exchange on cash	(141)	113
Net increase in cash, cash equivalents and Restricted cash	$9,685	$12,783

Net Cash Provided by Operating Activities

Our primary source of operating cash is revenue from payment transaction fees. Our primary uses of operating cash are personnel-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners. Net cash provided by operating activities for the six months ended June 30, 2024 was $29.0 million. Net income was $16.6 million, adjusted for non-cash charges of $26.0 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of contract assets and non-cash lease expense, which contributed positively to cash provided from operating activities. This was decreased by net cash outflows of $13.6 million used by changes in our operating assets and liabilities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 consisted of $18.4 million of capitalized software development costs and $0.3 million of purchases of property and equipment, which was offset by $0.1 million of net change in interest-bearing deposits.

Net cash used in investing activities for the six months ended June 30, 2023 consisted of $16.6 million of capitalized internal-use software development costs and $0.4 million of purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 consisted of $0.5 million of settlement of holdback liability relating to a prior acquisition, which was offset by $0.1 million of proceeds from exercise of stock-based awards by employees.

Net cash used in financing activities for the six months ended June 30, 2023 consisted of $1.7 million of payments on other financing obligations and $0.1 million of payments on finance leases.

Early Warning of Possible Valuation Allowance Reversal in Future Periods

We recorded a valuation allowance against all of our US deferred tax assets as of June 30, 2024, and December 31, 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As of June 30, 2024, our material weaknesses were as follows:

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

Status of Remediation Plan

We believe we have made significant progress towards remediation of the material weaknesses described above. As previously disclosed, we have completed the following remediation measures:

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

In addition to the aforementioned actions that have been completed to-date, during the second quarter, we continued to enhance the design and implementation of certain IT general controls for information systems. While we believe that these actions will remediate the material weaknesses, the material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time, and management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Control over Financial Reporting

Other than continuing to make progress on the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Except as set forth below, during the quarter ended June 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K.

On June 13, 2024, Sanjay Kalra, the Company’s Chief Financial Officer, adopted a trading arrangement for the sale of the Company’s Class A common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Kalra’s Rule 10b5-1 Trading Plan, which expires June 14, 2025, provides for the sale of up to 50,000 shares of common stock pursuant to the terms of the plan.

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

PAYMENTUS HOLDINGS, INC.

Date: August 8, 2024	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Sanjay Kalra
Sanjay Kalra
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)