Form 10-Q
period 2024-09-30
Paymentus Holdings, Inc.
filed 2024-11-12
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 24,522,383 shares of Class A Common Stock, $0.0001 par value per share and 100,111,193 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q for the period ended September 30, 2024 (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, such as those under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which statements involve substantial risks and uncertainties. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report may include statements about:

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
•
our international expansion plans and ability to expand internationally; and
•
those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 and, where applicable, our subsequent Quarterly Reports on Form 10-Q, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$187,542	$179,361
Restricted cash and cash equivalents	3,243	3,834
Accounts and other receivables, net of allowance for expected credit losses of $354 and $435, respectively	111,174	76,389
Income tax receivable	4,334	259
Prepaid expenses and other current assets	13,804	10,505
Total current assets	320,097	270,348
Property and equipment, net	1,323	1,558
Capitalized internal-use software development costs, net	65,993	58,787
Intangible assets, net	21,096	27,158
Goodwill	131,849	131,860
Operating lease right-of-use assets	8,610	10,027
Deferred tax asset	358	94
Other long-term assets	3,606	5,031
Total assets	$552,932	$504,863
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$49,659	$35,182
Accrued liabilities	20,299	21,301
Current portion of operating lease liabilities	2,098	1,853
Contract liabilities	2,192	4,089
Income tax payable	—	363
Total current liabilities	74,248	62,788
Deferred tax liability	1	1,067
Operating lease liabilities, less current portion	7,146	8,661
Contract liabilities, less current portion	2,744	2,731
Total liabilities	84,139	75,247
Stockholders’ equity
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized as of September 30, 2024 and December 31, 2023; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of September 30, 2024 and December 31, 2023; 24,478,802 and 20,758,603 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of September 30, 2024 and December 31, 2023; 100,126,384 and 103,062,508 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	10	10
Additional paid-in capital	386,020	377,773
Accumulated other comprehensive income	(3)	87
Retained earnings	82,764	51,744
Total stockholders’ equity	468,793	429,616
Total liabilities and stockholders' equity	$552,932	$504,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$231,571	$152,423	$613,868	$449,690
Cost of revenue	170,906	105,513	441,727	316,840
Gross profit	60,665	46,910	172,141	132,850
Operating expenses
Research and development	13,187	11,035	37,773	33,595
Sales and marketing	26,451	21,481	76,456	63,344
General and administrative	8,939	9,083	27,245	26,958
Total operating expenses	48,577	41,599	141,474	123,897
Income from operations	12,088	5,311	30,667	8,953
Interest income, net	2,342	1,905	6,722	5,003
Other income (expense)	5	(17)	275	(32)
Income before income taxes	14,435	7,199	37,664	13,924
Provision for income taxes	(5)	(822)	(6,644)	(1,004)
Net income	$14,430	$6,377	$31,020	$12,920
Net income per share
Basic	$0.12	$0.05	$0.25	$0.10
Diluted	$0.11	$0.05	$0.24	$0.10
Weighted-average number of shares used to compute net income per share
Basic	124,538,195	123,620,260	124,251,147	123,430,652
Diluted	127,614,115	125,639,879	127,254,611	124,457,360
Comprehensive income
Net income	14,430	6,377	31,020	12,920
Foreign currency translation adjustments, net of tax	(8)	(64)	(90)	22
Comprehensive income	$14,422	$6,313	$30,930	$12,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2023	123,821,111	$12	$377,773	$51,744	$87	$429,616
Stock-based compensation	—	—	2,484	—	—	2,484
Issuance of Class A common stock for stock-based awards	304,865	—	100	—	—	100
Other comprehensive loss	—	—	—	—	(42)	(42)
Net income	—	—	—	7,226	—	7,226
Balances at March 31, 2024	124,125,976	$12	$380,357	$58,970	$45	$439,384
Stock-based compensation	—	—	2,882	—	—	2,882
Issuance of Class A common stock for stock-based awards	348,503	—	37	—	—	37
Other comprehensive loss	—	—	—	—	(40)	(40)
Net income	—	—	—	9,364	—	9,364
Balances at June 30, 2024	124,474,479	$12	$383,276	$68,334	$5	$451,627
Stock-based compensation	—	—	2,725	—	—	2,725
Issuance of Class A common stock for stock-based awards	130,707	—	19	—	—	19
Other comprehensive income	—	—	—	—	(8)	(8)
Net income	—	—	—	14,430	—	14,430
Balances at September 30, 2024	124,605,186	$12	386,020	$82,764	$(3)	$468,793

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2022	123,241,173	$12	$367,767	$29,422	$(22)	$397,179
Stock-based compensation	—	—	2,159	—	—	2,159
Issuance of Class A common stock for stock-based awards	104,991	—	5	—	—	5
Other comprehensive loss	—	—	—	—	(7)	(7)
Net income	—	—	—	704	—	704
Balances at March 31, 2023	123,346,164	$12	$369,931	$30,126	$(29)	$400,040
Stock-based compensation	—	—	2,276	—	—	2,276
Issuance of Class A common stock for stock-based awards	160,625	—	196	—	—	196
Other comprehensive income	—	—	—	—	93	93
Net income	—	—	—	5,839	—	5,839
Balances at June 30, 2023	123,506,789	$12	$372,403	$35,965	$64	$408,444
Stock-based compensation	—	—	2,456	—	—	2,456
Issuance of Class A common stock for stock-based awards	185,159	—	235	—	—	235
Other comprehensive loss	—	—	—	—	(64)	(64)
Net income	—	—	—	6,377	—	6,377
Balances at September 30, 2023	123,691,948	$12	$375,094	$42,342	$—	$417,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$31,020	$12,920
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,827	22,314
Deferred income taxes	(1,333)	278
Stock-based compensation	9,424	6,891
Non-cash lease expense	1,806	1,346
Amortization of contract asset	1,395	2,197
Provision for (benefit from) expected credit losses	114	(122)
Other non-cash adjustments	(213)	—
Change in operating assets and liabilities
Accounts and other receivables	(34,917)	(6,941)
Prepaid expenses and other current and long-term assets	(4,579)	(1,797)
Accounts payable	14,349	4,279
Accrued liabilities	(197)	4,188
Operating lease liabilities	(1,656)	(1,364)
Contract liabilities	(1,883)	1,232
Income taxes receivable, net of payable	(4,436)	(1,034)
Net cash provided by operating activities	35,721	44,387
Cash flows from investing activities
Purchases of property and equipment	(376)	(511)
Purchase of interest-bearing deposits	(2,569)	—
Proceeds from matured interest-bearing deposits	2,566	—
Capitalized internal-use software development costs	(27,238)	(25,339)
Net cash used in investing activities	(27,617)	(25,850)
Cash flows from financing activities
Proceeds from exercise of stock-based awards	156	435
Settlement of holdback liability related to prior acquisitions	(545)	—
Payments on other financing obligations	—	(1,709)
Payments on finance leases	—	(102)
Net cash used in financing activities	(389)	(1,376)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(125)	46
Net increase in cash, cash equivalents and Restricted cash	7,590	17,207
Cash and cash equivalents and Restricted cash at the beginning of period	183,195	149,685
Cash and cash equivalents and Restricted cash at the end of period	$190,785	$166,892
Reconciliation of Cash and cash equivalents and Restricted Cash:
Cash and cash equivalents at the beginning of period	179,361	147,334
Restricted cash at the beginning of period	3,834	2,351
Cash and cash equivalents and Restricted cash at the beginning of period	$183,195	$149,685
Cash and cash equivalents at the end of period	187,542	162,062
Restricted cash at the end of period	3,243	4,830
Cash and cash equivalents and Restricted cash at the end of period	$190,785	$166,892
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$12,419	$1,718
Right-of-use assets obtained in exchange of operating lease obligations	$466	$1,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, unless otherwise stated)

(Unaudited)

1. Organization and Description of Business

Description of Business

Paymentus Holdings, Inc. and its wholly owned subsidiaries (“Paymentus” or the “Company”) provides electronic bill presentment and payment services, enterprise customer communication and self-service revenue management to billers through a Software-as-a-Service (“SaaS”), secure, omni-channel technology platform. The platform seamlessly integrates into a biller’s core financial and operating systems to provide flexible and secure access to payment processing of credit cards, debit cards, eChecks and digital wallets across a significant number of channels including online, mobile, IVR, call center, chatbot and voice-based assistants. Paymentus was incorporated in the state of Delaware on September 2, 2011 with office locations in Charlotte, North Carolina, Dallas, Texas, Santa Clara, California, Richmond Hill, Ontario (Canada), and Gurugram, Mohali and Bangalore (India). The Company is headquartered in Charlotte, North Carolina.

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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations and comprehensive income, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received, and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $123.3 million and $510.8 million as of September 30, 2024 and December 31, 2023, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers and resellers to the extent of the amounts recorded in the consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the three or nine months ended September 30, 2024 and 2023. As of December 31, 2023 and September 30, 2024 one reseller accounted for more than 10% of accounts receivable.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 included in the 2023 Form 10-K. There have been no significant changes to these policies during the three and nine months ended September 30, 2024.

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

3. Revenue, Performance Obligations and Contract Balances

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Payment transaction processing revenue	$228,826	$150,500	$605,142	$443,565
Other	2,745	1,923	8,726	6,125
Total revenue	$231,571	$152,423	$613,868	$449,690

Revenue by geographic area, based on the location of the Company’s users, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
United States	$227,788	$149,526	$602,572	$441,029
Other	3,783	2,897	11,296	8,661
Total	$231,571	$152,423	$613,868	$449,690

Remaining Performance Obligations

As of September 30, 2024, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $4.9 million, of which the Company expects to recognize over 68% within the next two years, 24% between two to four years and the remainder thereafter. The timing of revenue recognition within the next four years is largely dependent upon the go-live dates of the Company's customers under the Company’s contracts.

As of September 30, 2024, the Company has contractual rights under its commercial agreements with customers and resellers to receive $79.5 million of fixed consideration related to the future minimum guarantees through 2029. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Balances

Contract balances consist of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Contract Assets included under:
Prepaid expenses and other current assets	$2,893	$2,893
Other long-term assets	3,397	4,783
Total contract assets	$6,290	$7,676
Contract Liabilities:
Current	$2,192	$4,089
Non-current	2,744	2,731
Total contract liabilities	$4,936	$6,820

The amortization of related contract assets included in the condensed consolidated statements of operations and comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$153	$635	$459	$1,888
Sales and marketing	740	121	2,268	308
Total amortization of contact assets	$893	$756	$2,727	$2,196

Revenue recognized during the three months ended September 30, 2024 and 2023 that was included in the contract liabilities balance at the beginning of each of the periods was $1.1 million and $0.5 million, respectively. Revenue recognized during the nine months ended September 30, 2024 and 2023 that was included in the contract liabilities balance at the beginning of each of the periods was $3.6 million and $1.4 million, respectively.

4. Property and Equipment, net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Computer equipment	$6,293	$6,059
Furniture and fixtures	1,796	1,715
Leasehold improvements	391	396
Total property and equipment	8,480	8,170
Less: Accumulated depreciation	(7,157)	(6,612)
Property and equipment, net	$1,323	$1,558

Depreciation expense recorded for property and equipment was $0.2 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.6 million and $0.7 million for nine months ended September 30, 2024 and 2023, respectively.

The geographic locations of the Company’s long-lived assets, comprising property and equipment, based on physical location of the assets were as follows:

	September 30,	December 31,
	2024	2023
	(in thousands)
United States	$516	$558
Other	807	1,000
Total	$1,323	$1,558

5. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	United States	Other	Total
Balance as of December 31, 2023	$131,028	$832	$131,860
Foreign currency translation adjustments	—	(11)	(11)
Balance as of September 30, 2024	$131,028	$821	$131,849

Internal-use Software Development Costs

During the three months ended September 30, 2024 and 2023, the Company capitalized $9.0 million and $8.7 million in software development and implementation costs, respectively, and during the nine months ended September 30, 2024 and 2023, the Company capitalized $27.4 million and $25.3 million in software development and implementation costs, respectively.

During the three months ended September 30, 2024 and 2023, the Company recorded $4.6 million and $3.5 million of amortization expense in cost of revenue, respectively, and $2.5 million and $2.0 million of amortization expense in operating expenses, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded $13.0 million and $9.5 million of amortization expense in cost of revenue, respectively, and $7.1 million and $5.8 million of amortization expense in operating expenses, respectively.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$21,833	$(17,767)	$4,066
Customer relationship	31,991	(15,917)	16,074
Software and license	2,962	(2,946)	16
Trademark	4,038	(3,098)	940
Total	$60,824	$(39,728)	$21,096

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$21,845	$(14,951)	$6,894
Customer relationship	32,006	(13,480)	18,526
Software and license	3,019	(2,979)	40
Trademark	4,038	(2,340)	1,698
Total	$60,908	$(33,750)	$27,158

Amortization expense of intangible assets was $2.0 million and $2.1 million for the three months ended September 30, 2024 and 2023, respectively, and $6.1 million and $6.4 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, future expected amortization expense is as follows (in thousands):

Years Ending December 31,
2024 (remaining 3 months)	$2,036
2025	6,604
2026	3,738
2027	3,269
2028	3,269
Thereafter	2,180
Total future amortization expense	$21,096

There were no impairments of goodwill, internal-use software development costs or intangible assets in the three or nine months ended September 30, 2024 and 2023.

6. Accrued Liabilities

The composition of accrued liabilities is as follows:

	September 30,	December 31,
	2024	2023
	(in thousands)
Payroll and employee-related expenses	$14,129	$15,455
Other accrued liabilities	6,170	5,846
Total	$20,299	$21,301

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

Legal Matters

The Company is involved from time to time in various claims and legal proceedings arising in the ordinary course of business. From time to time as appropriate, the Company accrues liabilities related to legal claims in its financial statements. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that, as of September 30, 2024, no current claims and legal proceedings will have a material adverse effect on its financial position, results of operations, or cash flows.

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

8. Equity

Warrant

On May 13, 2021, the Company entered into a warrant agreement with JPMC Strategic Investments I Corporation (“JPMC”), an affiliate of J.P. Morgan Securities LLC, an underwriter in our 2021 initial public offering ("IPO"), pursuant to which the Company agreed to issue a warrant to JPMC for up to 509,370 shares of Class A common stock upon completion of the IPO at an exercise price of $18.38 per share (the “May 2021 warrant agreement”). Upon completion of the IPO, 382,027 of the warrant shares vested and were exercisable. The vesting of the remaining 127,343 shares of Class A common stock underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2025 pursuant to a related commercial agreement with JPMorgan Chase Bank, National Association (“JPM Chase”), an affiliate of JPMC. As discussed below, this commercial agreement was amended in August 2022, and the achievement of certain commercial milestones was extended through December 31, 2026 and minimum revenue commitments were set for each of the calendar years through 2026. As of September 30, 2024, 448,880 warrant shares were vested and exercisable under the May 2021 warrant agreement.

On August 29, 2022, the Company entered into a second warrant agreement with JPMC, in connection with an amendment to the Company's existing commercial agreement with JPM Chase discussed above, pursuant to which the Company issued a warrant to JPMC for up to 684,510 shares of Class A common stock at an exercise price of $10.10 per share (the “August 2022 warrant agreement”). Upon signing the August 2022 warrant agreement, 171,128 of the warrant shares vested and were exercisable. The vesting of the remaining 513,382 shares of Class A common stock underlying the warrant will be subject to the achievement of certain commercial milestones through December 31, 2026 pursuant to the commercial agreement, as amended. As of September 30, 2024 there were no additional warrant shares vested under the August 2022 warrant agreement.

As of September 30, 2024, an aggregate of 620,008 warrants had vested and were exercisable under the outstanding warrant agreements.

The Company accounts for the consideration payable in the form of warrants to its vendor as share based compensation expense. The warrant fair value was determined using the Black-Scholes pricing model in accordance with ASC 718, Compensation-Stock Compensation.

9. Stock-Based Compensation

In May 2021, the Company’s board of directors (the "Board") adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code ("IRC"), to the Company’s employees and any of its parent or subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of approximately 10.5 million shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year, subject to the Compensation Committee of the Board exercising discretion to increase or decrease such amount (the “Evergreen Addition”), and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7.6 million shares. On January 1, 2024, pursuant to the Evergreen Addition, approximately 5 million shares of Class A common stock were added to the 2021 Plan issuance reserve. At September 30, 2024, there were approximately 21.8 million remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the nine months ended September 30, 2024 was as follows (in thousands, except for share and per share amount):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2023	3,849,350	$7.87	5.06	$38,505
Options exercised	(209,459)	0.74
Options forfeited	(2,333)	8.66
Outstanding at September 30, 2024	3,637,558	$8.28	4.46	$42,705
Exercisable at September 30, 2024	3,610,609	$8.27	4.45	$42,407

No options were granted or expired during the nine months ended September 30, 2024. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity during the nine months ended September 30, 2024 was as follows:

		Weighted-
	Number of	Average
	RSUs	Grant Date
	Outstanding	Fair Value
Awarded and unvested at December 31, 2023	1,946,006	$12.74
Awards granted	1,045,344	19.23
Awards vested	(573,116)	12.62
Awards forfeited	(188,826)	11.66
Awarded and unvested at September 30, 2024	2,229,408	$15.90

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

Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$67	$36	$184	$110
Research and development	823	484	2,277	1,492
Sales and marketing	1,331	690	4,135	2,096
General and administrative	947	1,246	2,828	3,193
Total stock-based compensation	$3,168	$2,456	$9,424	$6,891

At September 30, 2024, there was $0.1 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan, which is expected to be recognized over a remaining weighted-average period of 1.1 years.

At September 30, 2024, there was $32.0 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 3.4 years.

10. Income Taxes

The Company computes its tax provision for the three and nine months ended September 30, 2024 by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter. During the current quarter, given demonstrated profitability net of permanent adjustments now resulting in cumulative income in recent years and other positive factors including the utilization of federal net operating losses and continued forecasted profitability, the Company has determined to release its valuation allowance against most US deferred tax assets, resulting in a discrete benefit for the three months ended September 30, 2024.

The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 0.03% and 17.6%, respectively, and for the three and nine months ended September 30, 2023 was 11.4% and 7.2%, respectively. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% in 2024 was primarily due to the determination to release a valuation allowance against deferred tax assets in the US. In addition, the Company recorded certain discrete benefits related to excess tax benefits on stock-based compensation and research and development credit claims that were finalized during the three months ended September 30, 2024. In 2023, the difference between the Company’s effective tax rate and the US federal statutory rate of 21% was primarily the result of changes in the Company's net US deferred tax assets and corresponding valuation allowance.

The Company forecasts an estimated effective tax rate in 2024, exclusive of discrete benefits, of 27%, which primarily differs from the US federal statutory rate due to state taxes and permanent differences on nondeductible compensation.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$14,430	$6,377	$31,020	$12,920
Denominator:
Weighted-average shares of common stock — basic	124,538,195	123,620,260	124,251,147	123,430,652
Dilutive effect of stock options to purchase common stock	2,210,027	1,548,680	2,178,842	868,922
Dilutive effect of RSUs	721,882	429,863	714,991	153,330
Dilutive effect of warrants	144,011	41,076	109,631	4,456
Weighted-average shares of common stock — diluted	127,614,115	125,639,879	127,254,611	124,457,360
Net income per share
Basic	$0.12	$0.05	$0.25	$0.10
Diluted	$0.11	$0.05	$0.24	$0.10

The following table summarizes the weighted average securities that were excluded from the computation of diluted net income per share attributable to common stock as their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options to purchase common stock	—	—	—	103,804
RSUs	150,723	580,102	200,322	1,149,853
Warrants	—	417,045	—	417,045

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

Transactions Processed

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Growth	2024	2023	% Growth
	(in millions)			(in millions)
Transactions processed	155.3	115.4	34.6%	431.0	333.4	29.3%

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The increase in the number of transactions processed during the three and nine months ended September 30, 2024 as compared to the same periods in 2023 was primarily driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions.

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

Impact of Economic and Inflationary Trends

Inflationary pressures have moderated, with price increases occurring at a reduced pace, and current expectations indicate further deceleration in inflation. However, economic uncertainty persists and may continue to present challenges to our performance for the remainder of 2024 and into 2025. While inflationary conditions have stabilized, elevated costs, particularly in the utility sector, and higher interchange fees remain impactful. We are proactively adjusting pricing to mitigate these pressures; however, the timing of our adjustments typically lags the inflationary effects experienced by our clients. We will remain vigilant in monitoring the economic landscape and will implement further pricing adjustments as necessary to address ongoing market dynamics.

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

Adjusted EBITDA

We calculate adjusted EBITDA as net income before interest income, net, other income (expense), depreciation and amortization of acquisition-related intangible assets and capitalized software development costs, and income taxes, adjusted to exclude the effects of foreign exchange gains (losses), stock-based compensation expense and certain nonrecurring expenses that management believes are not indicative of ongoing operations.

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

Contribution Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Gross profit	$60,665	$46,910	$172,141	$132,850
Plus: other cost of revenue	19,339	14,583	53,711	41,764
Contribution profit	$80,004	$61,493	$225,852	$174,614

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors substantially outside of our control, including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the three and nine months ended September 30, 2024 increased approximately 30.1%, and 29.3%, respectively, as compared to the same periods in 2023. The increase was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions.

Adjusted Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Gross profit	$60,665	$46,910	$172,141	$132,850
Stock-based compensation	67	36	184	110
Amortization of capitalized software development costs	4,627	3,493	13,022	9,473
Amortization of acquisition-related intangibles	829	829	2,486	2,486
Adjusted gross profit	$66,188	$51,268	$187,833	$144,919

Adjusted gross profit for the three and nine months ended September 30, 2024 increased 29.1% and 29.6%, respectively, as compared to the same periods in 2023. Adjusted gross profit improved in line with contribution profit. Adjusted gross profit as a percentage of contribution profit remained consistent for the three and nine months ended September 30, 2024. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization and stock-based compensation recorded in cost of revenue. The increase in amortization was driven by additional capitalization of software costs.

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income — GAAP	$14,430	$6,377	31,020	$12,920
Interest income, net	(2,342)	(1,905)	(6,722)	(5,003)
Other income (1)	—	—	(213)	—
Provision for income taxes	5	822	6,644	1,004
Amortization of capitalized software development costs	7,097	5,473	20,147	15,286
Amortization of acquisition-related intangibles	2,020	2,095	6,061	6,359
Depreciation	204	204	619	669
EBITDA	$21,414	$13,066	$57,556	$31,235

Adjustments
Foreign exchange (gain) loss	(4)	17	(61)	32
Stock-based compensation	3,168	2,456	9,424	6,891
Adjusted EBITDA	$24,578	$15,539	$66,919	$38,158

(1) Other income consists of a remeasurement adjustment relating to the purchase price of a prior acquisition.

Adjusted EBITDA is a measure of profitability and generally is expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. Adjusted EBITDA increased 58.2% and 75.4% in the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increase was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions and the implementation of certain cost improvement measures.

Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net cash provided by operating activities	$6,737	$13,143	$35,721	$44,387
Purchases of property and equipment and software	(72)	(158)	(376)	(511)
Capitalized internal-use software development costs	(8,876)	(8,728)	(27,238)	(25,339)
Free cash flow	$(2,211)	$4,257	$8,107	$18,537
Net cash used in investing activities	$(8,828)	$(8,886)	$(27,617)	$(25,850)
Net cash provided by (used in) financing activities	$(20)	$234	$(389)	$(1,376)

The decrease in free cash flow for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to decreases in cash generated from operations.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Revenue	$231,571	$152,423	$79,148	51.9%	$613,868	$449,690	$164,178	36.5%
Cost of revenue	170,906	105,513	65,393	62.0%	441,727	316,840	124,887	39.4%
Gross profit	60,665	46,910	13,755	29.3%	172,141	132,850	39,291	29.6%
Gross margin (1)	26.2%	30.8%			28.0%	29.5%
Operating expenses
Research and development	13,187	11,035	2,152	19.5%	37,773	33,595	4,178	12.4%
Sales and marketing	26,451	21,481	4,970	23.1%	76,456	63,344	13,112	20.7%
General and administrative	8,939	9,083	(144)	(1.6)%	27,245	26,958	287	1.1%
Total operating expenses	48,577	41,599	6,978	16.8%	141,474	123,897	17,577	14.2%
Income from operations	12,088	5,311	6,777	n/m	30,667	8,953	21,714	n/m
Interest income, net	2,342	1,905	437	22.9%	6,722	5,003	1,719	34.4%
Other income (expense) (2)	5	(17)	22	n/m	275	(32)	307	n/m
Income before income taxes	14,435	7,199	7,236	n/m	37,664	13,924	23,740	n/m
Provision for income taxes	(5)	(822)	817	(99.4)%	(6,644)	(1,004)	(5,640)	n/m
Net income	$14,430	$6,377	$8,053	n/m	$31,020	$12,920	$18,100	n/m

________________

n/m - not meaningful

(1) Gross margin is calculated as gross profit divided by revenue.

(2) Other income (expense) includes a remeasurement adjustment relating to the purchase price of a prior acquisition.

The following table presents the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.8%	69.2%	72.0%	70.5%
Gross profit	26.2%	30.8%	28.0%	29.5%
Operating expenses
Research and development	5.7%	7.2%	6.20%	7.5%
Sales and marketing	11.4%	14.1%	12.50%	14.1%
General and administrative	3.9%	6.0%	4.40%	6.0%
Total operating expenses	21.0%	27.3%	23.1%	27.6%
Income from operations	5.2%	3.5%	5.0%	1.9%
Interest income, net	1.0%	1.2%	1.1%	1.1%
Other income (expense)	0.0%	0.0%	0.0%	0.0%
Income before income taxes	6.2%	4.7%	6.1%	3.0%
Provision for income taxes	—	(0.5)%	(1.1)%	(0.2)%
Net income	6.2%	4.2%	5.0%	2.8%

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue

The increase in revenue was primarily driven by an increase in the number of transactions processed, which was driven by the implementation of new billers, the early launch of certain large enterprise billers and increased transactions from our existing billers.

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue was driven by the increase in revenue and transactions processed, as it consists primarily of interchange fees and processor costs, as well as other direct costs associated with making our platform available to our billers.

Gross margin decreased due to changes in customer mix resulting primarily from the addition of large high volume enterprise billers with lower margins to our customer base.

Research and Development Expenses

The increase in research and development expenses was primarily due to increased amortization of capitalized internal-use software development costs and an increase in employee-related costs, including an increase in stock-based compensation expenses.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to increased employee-related costs as a result of increased hiring, including higher stock-based compensation expenses, and reseller commissions including amortization of warrants.

General and Administrative Expenses

The marginal decrease in general and administrative expenses was primarily due to lower cost of insurance premiums of certain business policies and stock-based compensation expenses, which were offset by an increase in legal fees.

Interest Income, net

The increase in interest income, net was a result of higher cash balances held with banks for the three months ended September 30, 2024 compared to the same period in 2023.

Income Taxes

For the three months ended September 30, 2024, the Company’s effective tax rate was 0.03%, lower than the 11.41% in the same period of 2023. The primary driver for the lower rate in 2024 was the release of a valuation allowance on U.S. deferred tax assets, while the 2023 rate was influenced by a full valuation allowance. Additionally, in 2024, the Company recognized discrete benefits related to stock-based compensation and finalized research and development credit claims, further lowering the effective tax rate.

Comparison of the Nine Months Ended September 30, 2024 and 2023

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

Gross margin experienced a slight decrease, driven by changes in customer mix resulting primarily from the addition of large, high-volume enterprise billers with lower margins in our biller mix. This decline was partially offset by cost improvement initiatives and the realization of economies of scale.

Research and Development Expenses

The increase in research and development expenses was primarily due to increased amortization of capitalized internal-use software development costs and an increase in employee-related costs, including an increase in stock-based compensation.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to increased employee-related costs as a result of increased hiring, including higher stock-based compensation expenses, and reseller commissions including amortization of warrants.

General and Administrative Expenses

The marginal increase in general and administrative expenses was primarily due to increases in professional fees, legal fees and lease expenses, which were offset by lower cost of insurance premiums of certain business policies.

Interest income, net

The increase in interest income, net was a result of higher cash balances held with banks for the nine months ended September 30, 2024 compared to the same period in 2023, together with increases in the Federal Reserve rates.

Income Taxes

The change in provision for income taxes as well as the increase in the Company's effective tax rate, which was 17.6% for the nine months ended September 30, 2024 as compared to 7.2% for the same period in the prior year, was primarily due to an increase in income before income taxes as well as the results of permanent differences for disallowed stock-based compensation pursuant to IRC Section 162(m) and state taxes, offset by the release of the valuation allowance. In 2023, it was primarily the result of near break-even pre-tax income from operations, state taxes, the impact of the full valuation allowance and other permanent adjustments in addition to a return to provision benefit recorded in connection with a change in estimate of costs required to be capitalized under IRC Section 174.

Liquidity and Capital Resources

Sources and Uses of Funds

As of September 30, 2024, we had $187.5 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees and subscriptions. Our principal uses of cash are funding operations and capital expenditures.

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

Historical Cash Flows

The following table summarizes our condensed consolidated cash flows.

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$35,721	$44,387
Investing activities	(27,617)	(25,850)
Financing activities	(389)	(1,376)
Effects of foreign exchange on cash	(125)	46
Net increase in cash, cash equivalents and Restricted cash	$7,590	$17,207

Net Cash Provided by Operating Activities

Our primary source of operating cash is revenue from payment transaction fees. Our primary uses of operating cash are personnel-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners. Net cash provided by operating activities for the nine months ended September 30, 2024 was $35.7 million. Net income was $31.0 million, adjusted for non-cash charges of $38.0 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of contract assets and non-cash lease expense, which contributed positively to cash provided from operating activities. This was decreased by net cash outflows of $33.3 million for changes in our operating assets and liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2023 was $44.4 million. Net income was $12.9 million, adjusted for non-cash charges of $32.9 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of contract assets and non-cash lease expense, which contributed positively to cash provided from operating activities. This was decreased by net cash outflows of $1.4 million for changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 consisted of $27.2 million of capitalized software development costs and $0.4 million of purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2023 consisted of $25.3 million of capitalized internal-use software development costs and $0.5 million of purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 consisted of $0.6 million of settlement of holdback liability relating to a prior acquisition, which was offset by $0.2 million of proceeds from exercise of stock-based awards by employees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As of September 30, 2024, our material weaknesses were as follows:

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

In addition to the aforementioned actions that have been completed to date, during the third quarter, we continued to enhance the design and implementation of certain IT general controls for information systems. While we believe that these actions will remediate the material weaknesses, the material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time, and management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Control over Financial Reporting

Other than continuing to make progress on the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Except as set forth below, during the quarter ended September 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K.

On September 4, 2024, Andrew Gerber, the Company’s General Counsel, adopted a trading arrangement for the sale of the Company’s Class A common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Gerber’s Rule 10b5-1 Trading Plan, which expires February 27, 2026, provides for the sale of up to 56,765 shares of common stock pursuant to the terms of the plan.

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

PAYMENTUS HOLDINGS, INC.

Date: November 12, 2024	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Sanjay Kalra
Sanjay Kalra
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)