Form 10-K
period 2024-12-31
Paymentus Holdings, Inc.
filed 2025-03-11
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of March 6, 2025, there were 32,317,256 shares of the Registrant’s Class A common stock outstanding, $0.0001 par value per share and 92,651,414 shares of the Registrant’s Class B common stock outstanding, $0.0001 par value per share. The aggregate market value of the Class A common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $354.0 million based on the closing sale price of the Class A common stock as reported by the New York Stock Exchange on that date of $19.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Registrant's fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
Natural catastrophic events and man-made problems, such as power disruptions, computer viruses, security breaches and incidents and terrorism may disrupt our business.
•
Litigation, investigations or similar matters, or adverse facts and developments related thereto, could adversely affect our business, operating results and financial condition.

•
We have, in the past, identified material weaknesses in our internal control over financial reporting, and if they arise again and we fail to remediate these new material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected, as well as our reputation and the market price of our Class A common stock.
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

PART I

Item 1. Business

Overview

We are a leading provider of cloud-based bill payment technology and solutions. We deliver our next-generation product suite through a modern technology stack to more than 2,500 biller business and financial institution clients. Our platform was used by approximately 46 million consumers and businesses globally in December 2024 to pay their bills, make money movements and engage with our clients. We serve billers of all sizes that primarily provide non-discretionary services across a variety of industry verticals, including utilities, financial services, insurance, government, telecommunications, real estate management, education, consumer finance, healthcare and small business. We also serve financial institutions by providing them with a modern platform that their customers use for bill payment, account-to-account transfers and person-to-person transfers. By powering this comprehensive network of billers and financial institutions, each with their own set of bill payment requirements, we believe we have created an enviable feedback loop with organic network effects that enables us to continuously drive innovation, grow our business and uniquely improve the electronic bill payment experience for participants in the bill payment ecosystem.

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

We extend our platform’s reach through our Instant Payment Network®, or IPN. This is a proprietary network, consisting of tens of thousands of billers, that connects our integrated and intelligent billing, payment and reconciliation capabilities with our IPN partners’ platforms. Our IPN enables our partners, which include leading consumer technology providers, retailers and financial institutions, to access our next-generation electronic bill payment technology using the same integrated platform we provide directly to our billers. By being connected to our IPN, our IPN partners provide their consumers and businesses with the full capabilities of our next-generation product suite, including the ability to engage with and make payments to our large and growing base of billers. Those partners in turn expand our platform’s reach to millions of additional consumers in the United States and globally.

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
•
Innovative and Learning Platform: Artificial intelligence, or AI, and machine learning, or ML, algorithms power an omni-channel, end-to-end solution that adapts to new technologies and continuously learns from transaction activity.
•
Flexible: Platform accessible through an array of application program interfaces, or APIs, software development kits, iFrames and fully hosted solutions that provide complete control over the user experience and real-time customer engagement experiences.
•
Customizable: Leveraging an advanced No Code Low Code (NCLC) framework, we are able to efficiently deploy business-specific workflows, user experiences and tailored analytics,

•
Configurable: Reconfigurable business logic that allows us to quickly implement new functionality required by new and existing billers as we drive additional innovative solutions to our platform and beyond.
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
•
eCommerce Partners: We power electronic bill payments through the mobile app and AI-assistant voice service of a leading global ecommerce retailer, enabling millions of its users to retrieve information about, and pay, their bills for all billers on our network.
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

Data Is Being Underutilized

Consumer bill payment transactions are rich repositories of data that can be used to significantly improve the electronic bill payment experience. We believe the bill payment industry has under-invested in the technology required to capture and analyze this data. As the industry continues to evolve around changing consumer preferences and the emergence of new payment technologies, data and analytics plays an increasingly important role in improving the full transaction value chain. Our proprietary transactional and behavioral data sets include hundreds of millions of interactions, creates workflow efficiencies and provides insights (such as payment methods depending on bill size and bill type) that strengthen the connection between billers and consumers.

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

Consumer Engagement: We enable our billers to improve their consumer engagement with targeted communications, such as smart notifications, broadcast messaging, inbound and outbound communications, and campaign management, all of which are managed by our communications management tools. Our engagement modules allow billers to communicate with consumers based on desired characteristics such as regional location, due date, account status (such as late payment), or custom logic. Our billers can also communicate new offerings, incentives for payment and new and advanced payment types and methods. In 2024, our billers sent hundreds of millions of emails and text messages and had millions of IVR calls using our communications modules.

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

Payment Channels: Our platform offers an omni-channel payment infrastructure, which means that it enables bill payments through all the traditional payment channels that billers and consumers expect, as well as many emerging payment channels. These include web portal, mobile, IVR, text, secure PDF, chatbot, agent-assisted (call center), in-person, the AI-assistant voice service of a leading global ecommerce retailer, in Walmart stores and other Green Dot network locations and through alternative payment rails such as PayPal. Key features and examples of several of these channels are described and illustrated below.

Chatbot: Enables billers to engage with consumers through an automated, AI-powered interface that constantly improves the customer service experience through data-driven insights.

PayPal App: Leveraging our APIs, PayPal’s U.S. consumers can pay their bills directly from PayPal.

Secure Service: Our patented Secure Service feature enables billers to accept payments over the phone while minimizing PCI-DSS compliance risk. Many billers avoid accepting payment information over the phone by directing consumers to websites or automated phone systems, which creates poor experiences and results in abandoned payments. Our Secure Service allows the biller’s employee and the consumer to remain connected throughout the process, while removing the biller’s employee from the PCI-DSS scope by concealing payment details. As a result, the transaction is able to be completed securely and the consumer can be returned to the same employee directly on completion.

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

Portal: Our bill payment portal enables billers to provide advanced usage and consumption data to their consumers, such as power use by day.

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

What Sets Us Apart

Paymentus was built on the notion that existing bill payment systems are not equipped to handle how bills will be paid in the future. Our platform is a cloud-native solution that automates the entire bill payments lifecycle between billers and financial institutions and consumers through a single integration, simplifying how consumers pay bills and accelerating billers’ revenue recognition through the following characteristics:

•
Scalable: Our mission-critical platform is designed to support high velocity throughput of daily, non-discretionary consumer bill payments. Our platform is capable of scaling up market to serve large billers, each processing payments for millions of bills per month, while also serving smaller billers, each processing payments for one bill per month. In 2024, we processed approximately 597 million payments and an average of 1.6 million payments were made each day using our platform.
•
Innovative: Our AI-enabled, SaaS architecture is the foundation of our unified platform. Our ML algorithms continuously learn and self-improve from transaction activity on our platform. Our platform and our intensely client-centric approach inform our product development strategy, enabling us to offer new features and functionality that improve our value proposition to our billers.
•
Flexible: We support multiple integration modalities to enhance our billers’ and financial institutions’ ability to consume the full breadth of our platform. Some of our billers and financial institutions use our APIs or iFrames, which offer more control over the user experience, but require our infrastructure for payment processing and PCI-DSS compliance. Other billers use our fully hosted solution because they lack requisite IT resources and must leverage our technology and customer support systems to offer an electronic bill payment experience. We also allow our billers and financial institutions to adopt a hybrid approach that leverages our APIs for certain environments.
•
Configurable: Our platform can rapidly and cost-effectively reconfigure our business logic to accommodate the specific requirements of the different end markets we serve. In 2024, the majority of new biller implementations were completed without any code changes or significant development costs. Once configured, we can use these solutions with new and existing billers to expand into new verticals and geographies.
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

Our Billers

Our innovative technology platform empowers billers to offer electronic bill payment acceptance across multiple payment types, engage with their consumers and streamline their business operations efficiently and cost-effectively. We attract billers to our platform because our platform modernizes their payment infrastructure and helps them collect revenue faster and more profitably. Our platform is capable of posting payments directly to billers’ systems in real time, which simplifies revenue operations and strengthens the relationship we have with billers.

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

Our Billers’, Financial Institutions’ and Partners’ Consumers

As our platform reaches more consumers, we capture and monetize more payment transactions. In December 2024, approximately 46 million consumers and businesses used our platform to pay their bills. As consumers increasingly demand omni-channel bill payment solutions for more of their bills, we attract more billers and partners who look to our platform to meet that demand.

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

Continue to Win New Billers, Financial Institutions and Partners

We believe the majority of billers and financial institutions use inferior electronic bill payment platforms. We plan to continue winning new billers, financial institutions and partners by investing in the growth of our IPN, expanding our diversified go-to-market strategies and strengthening our value proposition. We intend to continue winning market share through a superior product offering that is easy to integrate and provides a feature-rich experience for our billers, partners and consumers.

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

Build New Products

We believe the significant investments we have made in our technology platform are a core differentiator of our business. As billers, financial institutions, partners and consumers adopt new consumer engagement and bill payment technologies, we intend to continue investing in our platform in order to create innovative features and add emerging payment types and alternative payment methods that further enhance bill payment and commerce experiences.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual rights, to protect our proprietary software and our brands. We have obtained or applied for patent protection in the United States and certain countries on certain material aspects of our proprietary technologies and we have registered or applied to register certain of our trademarks in the United States and in specific countries. In addition to the intellectual property that we own, we license certain technologies and intellectual property from third parties, including software that is incorporated in our platform. We generally control access to and use of our software and other proprietary or confidential information through internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties who have access to our software and other confidential information.

As of December 31, 2024, we held 29 issued U.S. patents and one issued Canadian patent related to our proprietary technologies. As of December 31, 2024, we also had four published and two unpublished pending U.S. patent applications, and three pending patent applications in each of Australia, Brazil, Canada, China, Europe, India, Japan, Mexico, and South Korea. If our currently issued patents are maintained until the end of their terms, they will expire between 2025 and 2042. The expiration of these patents is not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. In addition, as of December 31, 2024, we owned 15 registered U.S. trademarks and one registered trademark in each of the European Union, India, Japan, New Zealand and the United Kingdom. We also held five allowed and four pending trademark applications in the U.S., and one pending trademark application in Canada.

For additional discussion of how intellectual property protection affects our business, see the section titled "Risk Factors—Risks Related to Our Technology and Intellectual Property."

Government Regulations

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

In the United States, various laws and regulations apply to the security, collection, processing, storage, use, disclosure and other processing of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, and state and local laws relating to privacy and data security. Additionally, the FTC and many state attorneys general have interpreted and are continuing to interpret federal and state consumer protection laws to impose standards for the online collection, use, dissemination, processing and security of data. In addition, many states in which we operate have enacted laws that protect the privacy and security of sensitive and personal data, such as the California Consumer Privacy Act, or CCPA, as amended by the California Privacy Rights Act, or CPRA, in California. Certain other state laws impose similar privacy obligations, such as in New York, Nevada, Virginia, Colorado, Connecticut and Utah to name a few. In addition, all 50 states have data breach laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. Several foreign countries and governmental bodies, including China, Australia, the European Union, or EU, and other countries have also established their own laws, rules and regulations addressing privacy, data protection and information security with regard to the handling and processing of sensitive and personal data obtained from their residents with which we or our billers, financial institutions or partners may need to comply. These laws and regulations, such as the EU's General Data Protection Regulation, or GDPR, are in certain cases more stringent than those in the United States. Because we process individually identifiable protected health information in certain cases, we are also subject to certain obligations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, as well as certain state laws and related contractual obligations.

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

Further, we and our billers, financial institutions and partners are subject to a variety of U.S. state and federal laws, rules and regulations related to telemarketing, recording and monitoring of communications, such as the Telephone Consumer Protection Act, or TCPA, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN-SPAM Act and others, because our platform enables our billers and partners to communicate directly with their consumers, including via e-mail, text messages and calls, and also enables recording and monitoring of calls between our billers, financial institutions and partners and their consumers for training and quality assurance purposes. The FCC recently issued a new final rule on text messaging and the TCPA that went into effect in January 2025. Finally, several states have also enacted state-level laws modeled after the TCPA (e.g., “mini-TCPAs”) which impose stricter regulations on telemarketing activities, including the use of automated systems for calls and text messages.

In addition to the laws and regulations described above, various regulatory agencies in the United States and in foreign jurisdictions continue to examine a wide variety of issues which are or may be applicable to us and may impact our business. These issues include payments, identity theft, account management guidelines, privacy, disclosure rules, cybersecurity and marketing. The banks we partner with are under growing pressure to increase scrutiny and oversight of their fintech customers, resulting in increasing pressure on us by our bank partners to enhance our AML/BSA compliance and sanctions screening controls. There is a risk a partner bank’s regulator will examine our compliance program under enhanced standards applicable to banks. In addition, in the United States, almost all states regulate money transmission and while our services do not involve the movement of funds directly, there is a risk that a state regulator may misinterpret our services and find we are offering unlicensed money transmission. In Canada, we have determined we are subject to the Retail Payments Activity Act as a Payment Service Provider and have registered as such with the Bank of Canada, and as a Money Service Business with FINTRAC. Accordingly, we are now subject to increased scrutiny of compliance with Canadian payments regulations. The Consumer Financial Protection Bureau, or CFPB, and several states have provided guidance or prohibitions against the use of convenience or similar "pay-to-pay" fees in certain industries that may impact us and our billers. In January 2024, the CFPB issued a proposed rule that would prohibit non-sufficient funds fees on transactions declined in real time, with a swipe, tap or click. The laws and regulations relating to financial services, privacy, data protection and information security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In late 2023, the CFPB proposed new federal oversight of large technology firms and providers of digital wallets and payment applications that would require such firms to adhere to the same rules as large banks, credit unions and other financial institutions already supervised by the CFPB. The ultimate adoption, scope or impact of this rule is uncertain, but if it becomes applicable to us, it could materially increase regulatory risks and impact the way we conduct our business. As our business continues to develop and expand, including internationally, we continue to monitor the additional laws and regulations that may become relevant. Any actual or perceived failure to comply with legal and regulatory requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, including class action litigation, consent decrees and injunctions, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, damages, fines, penalties, adverse publicity, reputational damage and constraints on our ability to continue to operate.

For additional discussion on governmental regulation and payment network operating rules affecting our business, please see the section titled "Risk Factors—Risks Related to Regulation."

Employees and Human Capital Resources

As of December 31, 2024, we employed 1,307 full-time employees and a small number of part-time employees. Our employees are located across the United States, in Canada as well as in India. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We believe that we have good relationships with our employees.

Our employees are our most critical assets. The success and growth of our business depends on our ability to attract, reward, retain, and develop diverse, talented, and high-performing employees at all levels of our organization, while sustaining an environment of anti-discrimination that ensures equal access to opportunities. To succeed in an ever-changing and competitive labor market, we have developed human capital management strategies, objectives and measures that drive recruitment and retention, support business performance, advance innovation and foster employee development. Our human capital strategies and objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees and consultants. We believe we provide our employees significant ongoing career growth opportunities, with career paths, in an exciting growth company and industry. The principal purpose of our incentive programs is to attract, retain and reward personnel in an equitable way, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We are also focused on supporting our employees’ health and safety and social well-being.

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

Our historical growth rate, including in payment volumes, may not be sustainable or indicative of our future growth. Even though the number of billers, financial institutions and consumers who use our platform has experienced solid growth in recent years, there can be no assurance that we will be able to attract new billers and financial institutions or retain existing billers and financial institutions or maintain similar growth. Our costs associated with retaining revenue from existing billers and financial institutions are substantially lower than costs associated with attracting and generating revenue from new billers and financial institutions or costs associated with generating increased adoption of our platform by existing billers and financial institutions. Therefore, if we are unable to retain revenue from existing billers and financial institutions, even if related losses are offset by an increase in new billers and financial institutions or increased adoption of our platform by existing billers, our operating results could be adversely impacted. In addition, a failure to maintain our historical, or meet our expected, growth rates in our key performance metrics will likely have an adverse impact on the market price of our Class A common stock.

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

In addition, we believe that an important contributor to our success has been our corporate culture, which we believe fosters innovation, and is rooted in a philosophy of aligning our success with that of billers, financial institutions, partners and consumers. As a result of our growth, a significant portion of our employees have not been with us for a significant period of time. As we continue to grow and develop the infrastructure of a public company, we must effectively integrate, develop and motivate a growing number of new employees, who will be dispersed geographically, with our headquarters in Charlotte, North Carolina and a large employee presence across the United States, Canada and India. Our geographically dispersed and often remote workforce may make it more difficult for our management to manage our growth effectively, preserve our corporate culture and preserve our ability to execute quickly in further developing our platform and implementing new features and tools. Any failure to preserve our culture could also limit our ability to innovate, operate effectively, recruit and retain personnel, perform at current levels or execute on our business strategy effectively and efficiently.

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

To grow our business, we will seek to expand our existing partnerships and establish additional relationships with strategic, software and IPN partners. Establishing such relationships, particularly with financial institutions and other large enterprises, entails extensive sales and marketing efforts with no guarantee of success. Sales and marketing to large organizations involve risks that may not be present, or that are present to a lesser extent, with sales and marketing to other, smaller organizations. We must invest significant time educating and selling to multiple management and technical decision-makers to obtain their support. In addition, we may be required to meet wide-ranging and detailed ancillary requirements. For example, financial institutions and many larger clients generally require us to submit to an exhaustive security audit, given the sensitivity and importance of storing consumer billing and payment data on our platform. Adoption is also frequently subject to budget constraints and unplanned administrative, processing and other delays, including considerable efforts to negotiate and document relationships. Further, platform deployment and integration with partners’ software and other solutions requires significant efforts. If we are unable to increase adoption of our platform by partners and manage the costs associated with marketing our platform to potential partners and integrating with their systems, our business, operating results and financial condition may be adversely affected. In addition, if we are unsuccessful in establishing, growing or maintaining partnerships, our ability to compete could be impaired, and our operating results may suffer. If we lose one or more of our largest partnerships, we could also lose associated biller relationships or payment channels and our business, operating results and financial condition could be harmed.

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

Large enterprise billers and large financial institutions also make product purchasing and adoption decisions based in part or entirely on factors, or perceived factors, not directly related to the features of platforms, including, among others, a biller’s projections of business growth, uncertainty about economic conditions, capital budgets, anticipated cost savings from the implementation of our platform, potential preference for such biller’s or financial institutions’ internally-developed software and billing solutions, perceptions about our business and platform, more favorable terms offered by potential competitors and previous technology investments. In addition, certain decision-makers and other stakeholders within potential billers and financial institutions tend to have vested interests in the continued use of internally developed solutions or other existing electronic payment and billing solutions, which may make it more difficult for us to sell our products. As a result of these and other factors, our sales efforts to large enterprises typically require an extensive effort throughout the organization and a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale. If our sales efforts to a potential biller or financial institution do not result in sufficient revenue to justify our investments, our business, operating results and financial condition could be adversely affected.

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

The United States economy experienced a period of prolonged economic uncertainty and inflationary conditions in 2022 and into 2023, with some moderation in 2024. These effects were particularly acute in the utility sector and negatively impacted our financial performance during this period. Although inflationary pressures eased to some extent in 2023 and remained relatively stable in 2024, economic uncertainty regarding inflationary conditions remains high and could adversely affect our 2025 performance. The introduction of new tariffs or trade disputes with other countries may exacerbate this risk. As a result of these conditions or in the event that worsen, some of our clients may defer anticipated implementations or reevaluate the development of technology resources, which could delay expected revenue recognition. Furthermore, inflationary pressures led to higher average bills, particularly in the utility sector, and increased interchange fees. We may not be able to adjust our pricing to fully address these pressures, and our ability to do so typically lags behind the impact of inflation on our clients, the rise in average bill amounts, and the increased interchange fees. Additionally, we may face challenges in prudently managing our expenses, as ongoing wage pressures due to inflation are placing short-term pressure on our EBITDA margins. Continued economic uncertainty and inflationary conditions could have a material adverse impact on our business, operating results, and financial condition.

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

Our primary competition remains the legacy processes that billers and financial institutions have relied on for many years, such as physical bills, physical checks and non-scalable legacy IVR and similar systems, as well as systems developed internally by financial institutions. Our success depends to a substantial extent on the widespread adoption of our cloud-based electronic billing and payment platform as an alternative to these existing solutions and adoption by billers that are not using any such solutions at all. Some organizations may be reluctant or unwilling to use our platform for several reasons, including concerns about additional implementation and other costs or delays, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our platform. Our ability to expand sales of our platform depends on several factors, including prospective billers’ and financial institutions’ awareness of our platform; the timely completion, introduction and market acceptance of enhancements to our platform or new products that we may introduce; the effectiveness of our marketing programs; the costs of our platform and the ability of billers to pass on transaction costs to their consumers; and the success of competing solutions. If we are unsuccessful in developing and marketing our platform, or if organizations do not perceive or value the benefits of our platform as an alternative to legacy systems, the market for our platform may not continue to develop or may develop more slowly than we expect, either of which would harm our business, operating results and prospects.

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

The market for electronic bill presentment and payment services is relatively new and subject to ongoing technological change, evolving industry standards, payment methods and changing regulations, and changing biller, financial institution and consumer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including launching new products and services. The success of any new product and service, or any enhancements or modifications to existing products and services depends on several factors, including the timely completion, introduction and market acceptance of such products and services, enhancements and modifications. If we are unable to enhance our platform, add new payment methods or develop or integrate new products that keep pace with technological and regulatory change and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely than our products, our business, operating results and financial condition could be adversely affected. Furthermore, modifications to our existing platform or technology will increase our research and development expenses. Any of the foregoing could reduce the demand for our services, result in biller, financial institution, partner and consumer dissatisfaction and adversely affect our business.

Growing use of artificial intelligence in our business has challenges that, if not properly managed could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.

While our use of AI and ML is not material at this time, in our biller platform, their use can present risks. AI algorithms may be flawed, and datasets may be insufficient. Inappropriate or controversial data practices by us or others could impair the acceptance of AI or ML solutions or subject us to lawsuits and regulatory investigations. These deficiencies could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability and brand or reputational harm.

In addition, the use of AI may increase cybersecurity risks, privacy risks, and operational and technological risks. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. Moreover, how AI is used is the subject of evolving review by various U.S. regulatory agencies, including the SEC and the FTC. It is possible that governments may also seek to regulate, limit, or block the use of AI or otherwise impose other restrictions that may hinder the usability or effectiveness of our products and services.

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

As part of our long-term strategy, we anticipate expanding our operations internationally by targeting international billers, financial institutions and partners, and further expanding use of our platform internationally among our existing international billers, financial institutions and partners, which will create a variety of operational challenges.

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

As part of our long-term growth plans, we expect to acquire or invest in additional businesses, products or technologies that we believe could further complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions may divert management’s time and focus from operating our business and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not such acquisitions are completed. Acquisitions also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky and require unexpected investment. Completed and future acquisitions may result in unforeseen operational difficulties and expenditures associated with:

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

We believe that maintaining and enhancing the Paymentus brand is important to support the marketing and sale of our existing and future products to new billers, financial institutions and partners and to increase adoption of our platform by existing billers and partners. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing and demand generation efforts, our ability to provide reliable products that continue to meet the needs of our billers, financial institutions and consumers at competitive prices, our ability to maintain our billers’, financial institutions’ and consumers’ trust, our ability to continue to develop new functionality and products and our ability to successfully differentiate our products from competitive products and services. Our promotion activities may not generate brand awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. Further, any negative publicity about our industry, our company, the quality and reliability of our products and services, our risk management processes, our privacy, data protection or information security practices, litigation, regulatory activity or the experience of billers, financial institutions and partners with our products or services could harm our reputation. If we fail to successfully promote and maintain our brand, our business, operating results and financial condition could be adversely affected.

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

We are subject to many risks associated with widespread health issues, such as the COVID-19 pandemic, which can result in significantly curtailed movement of people (both government-mandated and voluntary), goods and services. Such risks include, but are not limited to (1) extreme societal, economic and financial market volatility, resulting in business shutdowns and a global economic downturn, (2) uncertainty regarding the duration, timing and severity of the impact of such health issues on consumer behavior, (3) operating our business with a remote workforce, which can negatively impact employee productivity, training and collaboration as well as our sales and marketing efforts and our implementation cycles, (4) increased risks of security breaches or incidents due to remote operations and the costs associated with enhancing the security of our platform, data and internal information technology, or IT, infrastructure, and (5) the disruption of the operations of our billers, financial institutions and partners that may impact our operations. Any or all of these and other risks related to widespread health issues could materially and adversely impact our business, operating results and financial condition.

Natural catastrophic events and man-made problems such as power disruptions, computer viruses, security breaches and incidents and terrorism may disrupt our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, commerce in general and the global economy, and thus could harm our business. Our headquarters are located in Charlotte, North Carolina, and we have a large employee presence in the United States, Canada and India. In the event of a major earthquake, hurricane, flood or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war or terrorist attack affecting regions where we maintain operations, have a significant customer presence, or where our data centers are located, we may be unable to continue our operations, experience reduced transaction volumes, and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our services, breaches of data security, security incidents, and unauthorized access to or loss, disclosure, modification, misuse, corruption, unavailability, or destruction of critical data, any of which could harm our business, operating results and financial condition. In addition, most of our employees currently work remotely. Given these widespread remote work arrangements, if a natural disaster, power outage, connectivity issue or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

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

The local, state and federal laws, rules, regulations, licensing schemes and industry standards that govern our business, both directly and through our relationships with banks, card networks and other financial services partners, include, or may in the future include, those relating to payments services, such as payment processing and settlement services, anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes and compliance with the Payment Card Industry Data Security Standard, or PCI-DSS, a set of requirements designed to ensure that all companies that process, store or transmit payment card information maintain a secure environment to protect cardholder data. We do not directly collect or store payment card information; instead, we rely on a third-party payment processor to do so. These laws, rules, regulations, licensing schemes and standards are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, self-regulatory organizations and numerous state and local agencies. Currently, we do not possess any permits or licenses from financial regulators. We believe the licensing requirements of federal and state agencies that regulate or monitor banks or other types of providers of electronic commerce services do not apply to us. While our business itself is not currently subject to financial services-related regulation, and we have received confirmation from multiple state regulators that we are not required to obtain money transmitter licenses in those states, the banks, payment networks and card networks that we partner with operate in a highly regulated landscape and there is a risk that those regulations could become directly applicable to us, such as the Electronic Fund Transfer Act and the Bank Secrecy Act. Nevertheless, there is a risk that a state regulator may misinterpret our services and find we are offering unlicensed money transmission. In Canada, we have determined we are subject to the Retail Payments Activity Act as a Payment Service Provider and have registered as such with the Bank of Canada, and as a Money Service Business with FINTRAC. Accordingly, we are now subject to increased scrutiny of compliance with Canadian payments regulations. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes and standards governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes and standards. For example, the Consumer Financial Protection Bureau, or CFPB, and several states have recently provided guidance or prohibitions against the use of convenience or similar "pay-to-pay" fees in certain industries that may impact us and our billers. In January 2024, the CFPB issued a proposed rule that would prohibit non-sufficient funds fees on transactions declined in real time, with a swipe, tap or click. Also, in late 2023, the CFPB proposed new federal oversight of large technology firms and providers of digital wallets and payment applications that would require large nonbank financial companies handling more than 5 million transactions per year to adhere to the same rules as large banks, credit unions, and other financial institutions already supervised by the CFPB. The ultimate adoption or impact of this rule is uncertain, but it could materially increase regulatory risks and impact the way we conduct our business. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

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

NACHA recently announced several rule changes aimed at enhancing fraud detection, risk management, and the overall security of electronic payments. The rule changes include (but are not limited to): (1) effective March 20, 2026, Phase 1 of the risk-based processes to detect and prevent fraud are to be implemented by Non-consumer Originators, Third-Party Service Providers, and Third-Party Senders with annual ACH origination volumes of six million or more in 2023, and (2) effective June 19, 2026, Phase 2 will extend the fraud monitoring requirements introduced in Phase 1 to all remaining Non-consumer Originators, Third-Party Service Providers, and Third-Party Senders, ensuring comprehensive fraud detection and prevention across the ACH network.

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

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal data and are considering or enacting new laws. Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than international, federal, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California's CCPA, as amended by the CPRA, broadly defines personal information, gives California residents expanded privacy rights and protections, including the right to access and delete certain personal information, as well as the right to opt-out of certain sales of personal information, and provides for civil penalties for violations and a private right of action for data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. California also has a dedicated state agency, the California Privacy Protection Agency (“CPPA”), that is vested with authority to implement and enforce the CCPA. We have taken steps to comply with applicable portions of the CCPA, but we cannot assure you that such steps completely eliminate the risk of liability under the CCPA. The interpretation and enforcement of the CCPA, as well as other rules promulgated by the CPPA, is in nascent stages, and further regulatory guidance may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and sanctions and litigation.

Certain other state laws besides California's CCPA impose similar privacy obligations, in addition to data breach notification laws in all 50 states. For example, the CCPA has prompted the enactment of several new state laws or amendments of existing state laws, such as in New York, Nevada, Virginia, Colorado, Connecticut and Utah. Although CCPA broadly includes business-to-business (B2B) as well as employee personal information, whereas the other states laws are mostly limited to individual consumers in their household context, these laws mark the beginning of a general trend toward more stringent privacy legislation in other U.S. states and have prompted a number of proposals for new federal and state-level privacy legislation. This legislation, if passed or amended, as well as interpretation and implementation of such legislation by state attorneys general or by federal or state regulatory authorities, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.

In addition, several foreign countries and governmental bodies, including within the EU, China, Australia, and other countries, have established their own laws, rules and regulations addressing privacy, data protection and information security with regard to the handling and processing of sensitive and personal data obtained from their residents with which we or our billers, financial institutions or partners may need to comply. These laws and regulations are in certain cases more stringent than those in the United States and are also subject to interpretation and enforcement decisions by federal and state or provincial data protection authorities charged with implementing these laws. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, IP addresses. The EU’s privacy, data protection and information security landscapes are currently evolving, resulting in possible significant operational costs for internal compliance and risk to our business. Within the EU, the GDPR, which went into effect in May 2018, contains numerous requirements and changes from previously existing EU law, including more robust, direct obligations on data processors in addition to data controllers, heavier documentation requirements for data protection compliance programs by companies and significant increase in the level of sanctions for non-compliance as compared to previous EU data protection law. In particular, under the GDPR, EU data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total global turnover for the preceding fiscal year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers and data subjects. We have taken steps to comply with applicable portions of the GDPR, but we cannot assure you that such steps completely eliminate the risk of liability under the GDPR. The laws and regulations relating to privacy, data protection and information security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

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

Our platform enables our billers and partners to communicate directly with their consumers, including via email, text messages and telephone calls. Our platform also enables recording and monitoring of calls between our billers and partners and their consumers for training and quality assurance purposes. On occasion we also send communications directly to consumers. These activities are subject to a variety of U.S. state and federal laws, rules and regulations, such as the TCPA, the CAN-SPAM Act, and others related to telemarketing, recording and monitoring of communications. The TCPA prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitations on making phone calls and sending text messages to consumers. The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. The TCPA, the CAN-SPAM Act and other communications laws, rules and regulations are subject to varying interpretations by courts and governmental authorities and often require subjective interpretation, making it difficult to predict their application and therefore making compliance efforts more challenging. In addition, the FCC recently issued a new final rule on text messaging and the TCPA that went into effect in January 2025. Finally, several states have also enacted state-level laws modeled after the TCPA (e.g., “mini-TCPAs”) which impose stricter regulations on telemarketing activities, including the use of automated systems for calls and text messages. We and our billers and partners may be required to comply with these and similar laws, rules and regulations. To comply with these laws, rules and regulations, in some cases we rely on our billers and partners to obtain legally required consents from their consumers to receive communications sent using our platform. We cannot, however, be certain that our or their efforts to comply will always be successful. Our business could be adversely affected by changes to the application or interpretation of existing laws, rules and regulations governing our platform’s communication capabilities, or the enactment of new laws, rules and regulations, and by our and our billers’ and partners’ failure to comply with such laws, rules and regulations in using our platform. If any of these laws, rules or regulations were to significantly restrict our or our billers’ or partners’ ability to use our platform to communicate with existing and potential consumers, we may not be able to develop adequate alternative communication modules for our platform. Further, our or our billers’ or partners’ non-compliance with these laws, rules and regulations could result in significant financial penalties, litigation, including class action litigation, consent decrees and injunctions, adverse publicity and other negative consequences, any of which could adversely affect our business, operating results and financial condition and significantly harm our reputation.

If we fail to comply with extensive, complex, overlapping and frequently changing rules, regulations, standards and legal interpretations, our business could be materially harmed.

Our success and increased visibility, and that of the electronic and online billing and payments sector more generally, may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. We are subject to a wide variety of local, state, federal and international laws, rules, regulations, licensing schemes and industry standards in the United States and in other countries in which we operate. These laws, rules, regulations, licensing schemes and standards govern numerous areas that are important to our business. In addition to the payments and financial services-related regulations, and privacy, data protection and information security-related laws, our business is also subject to, without limitation, rules and regulations applicable to securities, labor and employment, immigration, competition and marketing and communications practices. Laws, rules, regulations, licensing schemes and standards applicable to our business are subject to change and evolving interpretations and application, including by means of legislative changes and executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. Actions by the current U.S. presidential administration could have further impacts on our business if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, the change in administration has led and will lead to leadership changes at a number of U.S. federal regulatory agencies, including the SEC and agencies with oversight over the financial services industry, such as the CFPB. There is a substantial lack of clarity regarding the likelihood, timing and details of potential changes or reforms by the new administration and the U.S. Congress. This poses uncertainty with respect to such agencies’ policy priorities and may lead to increased regulatory enforcement activity in the financial services industry. We may not be able to respond quickly or effectively to regulatory, legislative and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products and services and increase our cost of doing business.

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
•
result in additional compliance costs and licensure requirements;
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

We have previously identified material weaknesses in our internal control over financial reporting. Identification of additional material weaknesses in the future or a failure to maintain effective internal control over financial reporting, may result in material misstatements to our consolidated financial statements, adversely affect our ability to accurately and timely report our financial results, and may negatively impact investor confidence and our stock price.

We are required to comply with the rules of the SEC implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. In addition to disclosing changes that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting on a quarterly basis, we are required to make an annual assessment of the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. However, as an emerging growth company, our independent registered public accounting firm will not be required to audit the effectiveness of our internal control over financial reporting until we are no longer an emerging growth company. If our internal control over financial reporting is not effective, management’s report and our independent registered public accounting firm’s report, when required, would be adverse.

As described in Item 9A of this annual report, we have previously identified material weaknesses in our internal control over financial reporting. Although such material weaknesses were remediated as of December 31, 2024, there can be no assurance that similar or new material weaknesses in our internal control over financial reporting will not be identified in the future. If we cannot remediate, in a timely manner, future material weaknesses in our internal control over financial reporting that we identify, our ability to accurately record, process, and report financial information and our ability to prepare financial statements within required time periods, could be adversely affected.

While the material weaknesses in internal control over financial reporting previously disclosed by us have since been remediated, the process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires us to anticipate and react to changes in our business, to economic and regulatory environments, and to expend significant resources to design and maintain effective internal control over financial reporting that satisfies our reporting obligations. Once we lose our status as an emerging growth company and are required to have our independent registered public accounting firm audit our internal control over financial reporting, we expect the need for significant resources and management oversight to increase further. Any failure to design, implement and maintain required new or enhanced controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements which could result in violations of applicable securities laws and stock exchange listing requirements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and our ability to access capital markets. Furthermore, if we cannot provide reliable financial reports or prevent material misstatements due to fraud or error, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.

We are subject to the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required. Once we lose our status as an emerging growth company and are required to have an integrated audit, we expect the need for significant resources and management oversight to increase further. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We have and may need to continue to hire additional employees or engage outside consultants to comply with these requirements, which has and will increase our costs and expenses.

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

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit billers’ and financial institutions’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations in such countries may create delays in the introduction of our products into international markets, prevent billers with international operations from deploying our products globally or, in some cases, prevent or delay the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws or regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing export, import or sanctions laws or regulations, or change in the countries, governments, persons or technologies targeted by such export, import or sanctions laws or regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential billers and financial institutions with international operations. Any decreased use of our products or limitation on our ability to export to or sell our products in international markets could adversely affect our business, operating results and financial condition.

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

Our effective tax rate could increase due to several factors, including:

•
changes in the relative amounts of income before taxes in the various jurisdictions in which we operate due to changes in our business or differing statutory tax rates in various jurisdictions;
•
changes in tax laws, tax treaties and regulations or the interpretation thereof, which may materially impact our results of operations, or the way we conduct our business;
•
changes to our assessment about our ability to realize our deferred tax assets that are based on our future results, sources of taxable income, the prudence and feasibility of possible tax planning strategies and the economic and political environments in which we do business;

•
the outcome of current and future tax audits, examinations or administrative appeals and the impact on our ability to sustain our reporting positions; and
•
limitations or adverse findings regarding our ability to do business in some jurisdictions.

Any of these developments could adversely affect our operating results.

Further, in recent years new tax legislation eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. This capitalization requirement may materially increase deferred tax assets and cash tax liabilities as well as reduce our operating cash flows.

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

Furthermore, the functionality of our platform also depends on our and our partners’ ability to integrate our platform with their offerings. These partners periodically update and change their systems, and although we have been able to adapt our platform to their evolving needs in the past, there can be no guarantee that we will be able to do so in the future or in a way such that our billers, financial institutions or partners or their consumers are satisfied with the quality of work performed by us or with the technical support services rendered. In particular, if we are unable to adapt to the needs of our partners’ platforms, software and solutions, our billers’, financial institutions’ and partners’ operations may be disrupted, which could result in disputes with our billers, financial institutions or partners or their consumers or other third parties and additional costs to address the situation. Additionally, our billers, financial institutions and partners may terminate their relationship with us and we may lose access to large numbers of consumers and biller and financial institution referrals as a result.

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

Additionally, as our billers, financial institutions and partners and their consumers may use our platform for critical transactions, any errors, defects or other infrastructure problems could result in damage to such billers’, financial institutions’, partners’ or consumers’ businesses. These billers, financial institutions, partners and consumers could seek significant compensation from us for their losses and our insurance policies may be insufficient to cover a claim. Even if unsuccessful, this type of claim may be time-consuming and costly for us to defend. Any of the foregoing could have a material adverse effect on our business, operating results and financial condition.

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

We may modify, enhance, upgrade and implement new systems, procedures and controls in our software and technology to reflect changes in our business, technological advancements and changing industry trends. These modifications, enhancements or updates incorporated in our platform may contain undetected errors, viruses or defects when implemented or when new functionality is released. Despite extensive testing, from time to time we have discovered and may in the future discover defects or errors in our software and technology. Any performance problems or defects in our software and technology could materially and adversely affect our business, operating results and financial conditions, and could increase the risk of a cybersecurity incident. Defects, errors or other similar performance problems or disruptions, whether in connection with day-to-day operations or otherwise, could be costly for us, adversely affect our billers’, financial institutions’ or partners’ businesses, harm our reputation and result in reduced sales or a loss of, or delay in, the market acceptance of our solutions. In addition, if we have any such errors, defects or other performance problems, our billers, financial institutions or partners could seek to terminate, or elect not to renew, their contracts with us, delay or withhold payment or assert claims against us. Any of these actions could also result in liability, lost business, increased insurance costs, difficulty in collecting accounts receivable, costly litigation, regulatory actions, or adverse publicity, which could materially and adversely affect our business, operating results and financial condition. Additionally, our software incorporates open-source code and any defects or security vulnerabilities in such open-source software could materially and adversely affect our business, operating results and financial condition by increasing the risk of a cybersecurity incident. Further, we rely on technology and software supplied by third parties that may also contain undetected errors, viruses or defects. Software defects and errors or delays in electronic bill presentment or our facilitation of payment processing could result in additional development and remediation costs, diversion of technical and other resources from our existing development efforts, loss of credibility with current or potential billers, financial institutions, partners and consumers, harm to our reputation and exposure to liability claims, any of which could result in a material adverse effect on our business, operating results and financial condition.

We use open source software in our platform and products, which may pose particular risks to our proprietary software in a manner that could subject us to litigation or other actions, negatively affect our ability to sell our products or otherwise adversely affect our business, operating results and financial condition.

Our platform incorporates software modules licensed to us by third-party authors under “open source” licenses, and we expect to continue to incorporate open source modules in our products and platform in the future. Because of this incorporation of open source modules, we may be subject to various restrictive requirements, such as a requirement to make publicly available all or part of the source code for modifications or derivative works created based on the type of open source software used in the work, or a requirement to grant licenses on unfavorable terms or at no cost for our derivative works.

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

Cybersecurity threats and attacks, privacy and cybersecurity breaches, insider threats and malicious internet-based activity and other incidents continue to evolve in nature and become more sophisticated and severe, and providers of cloud-based services have frequently been targeted by such attacks, particularly in the financial technology sector. These cybersecurity challenges, including threats to our own IT infrastructure or those of our billers, financial institutions or partners or their consumers or third-party service providers, may take a variety of forms ranging from stolen bank accounts, business email compromises, biller or financial institution employee fraud, account takeover, check fraud or cybersecurity attacks, to “mega breaches” targeting cloud-based services and other hosted software. A cybersecurity incident or breach could result in loss, compromise, corruption or disclosure of confidential information, intellectual property and sensitive and personal data and impair our ability to provide our solutions and meet our billers’, financial institutions’ or partners’ or their consumers’ requirements, or cause production downtimes and compromised data. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our biller and financial institution base and our brand becomes more widely known and recognized, threat actors may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our billers’, financial institutions’ or partners’ or their consumers’ sensitive and personal data. Information security risks for technology companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties as well as nation-state and nation-state-supported actors. Additionally, geopolitical events and resulting government activity could lead to information security threats and attacks by affected jurisdictions and their sympathizers. Because of our position in the financial services industry, we believe that we are likely to continue to be a target of such threats and attacks.

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

We have administrative, technical and physical security measures in place, and we have policies and procedures in place to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy, data protection and information security measures. However, if our privacy, data protection or information security measures or those of the previously mentioned third parties are inadequate, breached or otherwise compromised, including as a result of third-party action, employee or contractor error, malfeasance, malware, phishing, hacking, system error, software bugs or defects in our products, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of, or someone obtains unauthorized access to or exfiltrates funds or accesses, modifies, corrupts, or destroys any sensitive or personal data on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If sensitive or personal data is unavailable, lost, modified, corrupted, or destroyed without authorization or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with notification, remediation and the implementation of additional security measures, may be subject to regulatory scrutiny, investigations, proceedings and penalties, or incur significant liability and financial loss in the form of lost business, increased insurance costs, difficulty in collecting accounts receivable, costly litigation, or adverse publicity, which could materially and adversely affect our business, operating results and financial condition.

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

•
market volatility and economic disruption;
•
actual or anticipated fluctuations in our operating results;
•
variations between our actual operating results, guidance, and the expectations of securities analysts, investors and the financial community;
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

As of December 31, 2024, we had 32,136,989 shares of Class A common stock and 92,699,294 shares of Class B common stock issued and outstanding. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144 (“Rule 144”) of the Securities Act of 1933, as amended (the “Securities Act”).

In addition, 2,096,168 shares of Class A common stock and 3,534,103 shares of Class B common stock were subject to outstanding equity awards as of December 31, 2024. We have registered under the Securities Act the offer and sale of all shares of Class A common stock and Class B common stock subject to equity awards outstanding and reserved for issuance under our 2012 Equity Incentive Plan and 2021 Equity Incentive Plan. The shares covered by those registration statements are eligible for resale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the market price of our Class A common stock could decline.

Furthermore, up to 1,193,880 shares of Class A common stock may be issuable pursuant to warrant agreements with JPMC Strategic Investments I Corporation. These shares will become eligible for sale in the public market to the extent permitted by the vesting terms of the warrant, and Rule 144.

As of December 31, 2024, the holders of approximately 98 million shares of our Class A common stock and Class B common stock, or certain permitted transferees, are entitled to require us to file registration statements under the Securities Act for the public resale of the shares of Class A common stock, including shares issuable upon conversion of their shares of Class B common stock, or to include such shares in registration statements that we may file, subject to certain conditions. If we register the offer and sale of shares for the holders of registration rights, those shares can be freely sold in the public market upon registration.

The dual class structure of our common stock and our stockholders agreement have the effect of concentrating voting control with AKKR and our founder and chief executive officer, which limits or precludes your ability to influence corporate matters for the foreseeable future and may depress the market price of our Class A common stock.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, AKKR and our founder and chief executive officer, collectively controlled approximately 98% of the voting power of our outstanding common stock as of December 31, 2024 and therefore are able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents, compensation matters and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

As of December 31, 2024, AKKR controlled approximately 75% of the voting power of our outstanding common stock. As a result, AKKR has the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws, and the entering into extraordinary transactions, and the interests of AKKR may not in all cases be aligned with our or your interests.

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

For the years ended December 31, 2024 and 2023, AKKR distributed to its investors, on a pro rata basis and for no additional consideration, 15,844,426 shares and 538,888 shares, respectively, of our Class B common stock, some of which was subsequently converted into shares of our Class A common stock. There can be no assurance regarding the further disposition of these shares by the recipients, future distributions of our Class B common stock held by AKKR, or subsequent conversion by recipients of distributed Class B shares into our Class A common stock or disposition thereof.

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

We may elect to take advantage of the "controlled company" exemption to the corporate governance rules for New York Stock Exchange-listed companies, which could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

AKKR controls a majority of the voting power of our outstanding common stock. Because we qualify as a "controlled company" under the corporate governance rules for New York Stock Exchange-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have an independent compensation committee or an independent nominating function. Even though we are not required to comply with these corporate governance requirements, we currently have chosen to do so. However, in the future, we could elect not to have a majority of our board of directors be independent or not to have an independent compensation committee or nominating and corporate governance committee. Accordingly, should the interests of our management and AKKR differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for New York Stock Exchange-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Overview

We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational disruption; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws; other litigation and legal risk; customer attrition; and reputational risks. We have implemented several cybersecurity processes, technologies and controls to aid in our efforts to assess, identify and manage such material risks.

Risk Management and Strategy

Our cybersecurity risk assessment process helps identify our cybersecurity threat risks by assessing our cybersecurity program against industry and best practices standards set by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization (“ISO”) and the Center for Internet Security (“CIS”), as well as by annually engaging experts to attempt to infiltrate/test our information systems (as such term is defined in Item 106(a) of Regulation S-K).

We have established a cybersecurity risk management process that includes internal reporting of significant cybersecurity risk to our senior leadership and executive team on a monthly basis. At the management level, we have established an information security risk committee, chaired by our Chief Information Security Officer (“CISO”) and comprised of employees and executive management, to, among other things, coordinate and communicate the direction, current state, security risks (gaps) and governance of our information security program. Our cybersecurity program focuses in particular on the following key areas:

Collaboration

To identify and assess material risks from cybersecurity threats, our Cybersecurity Governance, Risk and Compliance ("GRC") team considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Our enterprise risk professionals collaborate with subject matter experts, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity and potential mitigations.

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

Incident Response and Recovery Planning

We have established incident response and recovery plans and continue to regularly test and evaluate the effectiveness of those plans. Our incident response and recovery plans address and guide our employees, management and board of directors on our response to a cybersecurity incident. We also have relationships with third party experts that can be utilized in the case of an incident.

Third-Party Risk Management

Our cybersecurity risk processes address risks associated with our use of third-party service providers, including subcontractors used by those third-parties. Third-party risks are included within our GRC and procurement program, including the selection and oversight of our third-party service providers.

Education and Awareness

Our policies require each of our employees to contribute to our data security efforts. We regularly train employees of the importance of handling and protecting customer and employee data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats. We also have annual specialized training of our development staff that focuses on secure development best practices.

External Assessments

We perform periodic internal and third-party assessments to test our cybersecurity controls and regularly evaluate our policies and procedures for handling and control of sensitive data and systems in an effort to identify areas for continued focus, improvement and/or compliance under various applicable regulatory frameworks (e.g., SOC, SOX, PCI, HIPAA).

Cybersecurity Risk Governance and Oversight

Board's Oversight Role

Cybersecurity is an important part of our risk management processes and an area of continued focus for our board of directors, audit committee and management. Our board of directors is responsible for the oversight of the overall corporate approach to cybersecurity risks. The board of directors has delegated such enterprise and cybersecurity risk management to its audit committee. At least quarterly, the audit committee and/or board of directors receives an overview from management of our cybersecurity threat risk management and strategy, covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan and any material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. Members of the audit committee and the board of directors are also encouraged to engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management programs.

Under its charter, the audit committee is charged with discussing our major financial, information technology and cybersecurity risk exposures and the steps management has taken to monitor and control such exposures as well as the oversight of management’s plans to address such risks. One member of our audit committee and board of directors has a strong background in information technology and cybersecurity risk management through service in related senior executive positions of other publicly traded companies meets regularly with our CISO to discuss our cybersecurity risk management processes.

Management’s Role

Our cybersecurity program, which is discussed in greater detail under the “Risk Management and Strategy” heading above, is led by our CISO, who has over 20 years of prior work experience in various roles with large public companies involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs. In addition, our CISO manages a team of highly trained and experienced cybersecurity professionals in support of the cybersecurity program.

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

Cybersecurity Risks

In 2024, we did not identify any cybersecurity threats that resulted in a material adverse effect on our business strategy, results of operations, or financial condition. Notwithstanding the discussion above and our efforts to address cybersecurity risks, we cannot guarantee that we can mitigate or eliminate all cyber-related risks, including those related to operational disruption; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; customer attrition; and reputational risks. We urge you to read our discussion regarding whether and how risks from identified cybersecurity threats could materially affect us as part of our risk factor disclosures at “Item 1A - Risk Factors“—Risks Related to Our Business and Industry” and “—Risks Related to Our Technology and Intellectual Property” of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Item 2. Properties

We are headquartered in Charlotte, North Carolina. We lease office space in Charlotte, North Carolina; Richmond Hill, Canada (part of the Greater Toronto Area); Dallas, Texas; Santa Clara, California; New York, New York and in Gurugram, Mohali and Bangalore, India. The table below sets forth certain information regarding these properties, all of which are leased. We also lease several smaller properties on a month-to-month basis.

Location	Type	Square Footage (approximate)	Lease Expiration
Charlotte, North Carolina	Corporate Headquarters	26,700	March 31, 2027
Richmond Hill, Canada	Office space	56,000	March 31, 2031
Richmond Hill, Canada	Office space	4,050	May 31, 2030
Dallas, Texas	Office space	10,100	March 15, 2027
Santa Clara, California	Office space	3,900	September 30, 2027
New York, New York	Office space	700	December 31, 2024(1)
Gurugram, India	Office space	19,800	February 1, 2029
Mohali, Punjab, India	Office space	4,850	December 31, 2025
Bangalore, India	Office space	4,100	December 31, 2025

(1) Month to month lease of desk space in a co-working and flexible office concept building.

For leases that are scheduled to expire during the next 12 months, we may negotiate new lease agreements, renew existing lease agreements or relocate to alternate facilities. We believe that our facilities are adequate for our needs and believe that we should be able to renew any of the above leases or secure alternative suitable property without an adverse impact on our operations.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings and subject to claims that arise in the ordinary course of our business, which may include claims relating to contractual disputes, product liability, tort or personal injury, employment, intellectual property or other commercial or regulatory matters. In addition, if current or future government regulations are interpreted or enforced in a manner adverse to our business, including among other things, those related to security and privacy laws, we may be subject to investigations, enforcement actions, penalties, damages, material limitations on our business, and reputational harm. Furthermore, we may become subject to stockholder inspection demands under Delaware law and derivative or other similar litigation. From time to time as appropriate, we accrue liabilities related to legal claims in our financial statements. Although the results of legal proceedings and claims cannot be predicted with certainty, we believe we are not currently party to any legal proceedings which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Paymentus Holdings, Inc. Class A common stock is listed on the New York Stock Exchange under the ticker symbol "PAY." There is no established trading market for our Class B common stock.

Holders

Based on the records of our transfer agent, as of March 6, 2025, there were 28 record holders of our Class A common stock and 34 record holders of our Class B common stock. Because a substantial portion of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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

Recent Sales of Unregistered Securities

Except as may have been previously reported in our filings with the SEC, there were no sales of unregistered securities during the fiscal year ended December 31, 2024.

Issuer Purchases of Equity Securities

Except as may have been previously reported in filings with the SEC, there were no repurchases of equity securities during the year ended December 31, 2024. We do not have any publicly announced or other repurchase plans regarding our Class A common stock.

Stock Performance Graph

The following graph and table compare the total stockholder return from May 26, 2021, the date on which our Class A common stock commenced trading on NYSE through December 31, 2024, based on an initial investment of $100 in each of:

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

Comparsion of Cumulative Total Return since IPO
$200.00
$170.00
$140.00
$110.00
$80.00
$50.00
$20.00
May 26, 2021
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
Paymentus Holdings, Inc.
S&P 500 Index
S&P Information Technology

	May 26, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Paymentus Holdings, Inc.	$100.00	$166.57	$38.14	$85.10	$155.57
S&P 500 Index	100.00	113.71	91.60	113.80	140.32
S&P Information Technology	100.00	125.60	89.29	139.65	189.48

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

A discussion of changes in our results of operations from fiscal year 2022 to fiscal year 2023 and a discussion of our liquidity and capital resources for 2022 has been omitted from this Annual Report on Form 10-K but may be found under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of the Years Ended December 31, 2023 and 2022" and "—Liquidity and Capital Resources—"Sources and Uses of Funds" and "—Historical Cash Flows" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024, which is available free of charge on the SECs website at www.sec.gov and our website at https://ir.paymentus.com/home/default.aspx.

Overview

We are a leading provider of cloud-based bill payment technology and solutions. We deliver our next-generation product suite through a modern technology stack to more than 2,500 biller business and financial institution clients. Our platform was used by approximately 46 million consumers and businesses globally in December 2024 to pay their bills, make money movements and engage with our clients. We serve billers of all sizes that primarily provide non-discretionary services across a variety of industry verticals, including utilities, financial services, insurance, government, telecommunications, real estate management, education, consumer finance, healthcare and small business. We also serve financial institutions by providing them with a modern platform that their customers use for bill payment, account-to-account transfers and person-to-person transfers. By powering this comprehensive network of billers and financial institutions, each with their own set of bill payment requirements, we believe we have created an enviable feedback loop that enables us to continuously drive innovation, grow our business and uniquely improve the electronic bill payment experience for participants in the bill payment ecosystem.

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

Our revenue is predictable to a certain degree. We derive the majority of our revenue from a fee paid per transaction by the consumer, the biller or a combination of both. Our usage-based monetization strategy aligns our economic success with the success of our billers and partners. Since we benefit from increased transactional volume, we do not charge separate license fees or implementation fees. In addition, our modern platform architecture allows us to provide integration, implementation, maintenance and upgrades at no additional cost to billers.

Impact of Economic and Inflationary Trends

The United States economy experienced inflationary conditions in 2022 and 2023, with some moderation throughout 2024. Interest rates remained relatively stable in 2024, and were cut near the end of the year. Gross domestic product showed growth, reflecting an improving economic environment. However, the impacts of prior years' inflation and economic uncertainty persists and may continue to pose challenges to our performance through 2025. In addition, the introduction of new tariffs or the escalation of trade disputes with other countries could potentially affect our future performance.

While inflationary conditions have stabilized, elevated costs—particularly in the utility sector—and higher interchange fees continue to impact our operations. To mitigate these pressures, we are proactively adjusting our pricing strategies; however, the timing of these adjustments typically lags behind the inflationary effects experienced by our clients. We remain committed to monitoring the economic landscape closely and will implement further pricing adjustments as needed to address ongoing market dynamics and maintain the resilience of our business.

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

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue consists of certain direct costs that are directly attributed to processing transactions on our platform. This includes interchange, assessment and network expenses incurred for processing payments as well as costs of servicing our clients through product support, implementations and customer care. Cost of revenue also includes an allocation of hosting and data center costs for our infrastructure and platform environment, telecommunication expenses used by sales and customer support teams and a portion of amortization of capitalized internal-use software development costs and a portion of amortization of intangible assets, including amortization of intangible assets acquired as part of our acquisitions of other businesses. We expect that cost of revenue will increase in absolute dollars alongside revenue growth, but it may fluctuate as a percentage of revenue from period to period, as our transaction mix changes and we continue to invest in growing our business across all geographical segments, including through the potential acquisition of other businesses.

There are external factors that impact interchange fees, such as the average transaction amount in a particular month or quarter. For example, hot summers and cold winters tend to increase utility bills, and property taxes result in two larger payments per year, each of which increases our interchange cost in line with the seasonal nature of our business.

Gross profit is equal to our revenue less cost of revenue. Gross profit as a percentage of our revenue is referred to as gross margin. Our gross margin has been and will continue to be affected by a number of factors, including addition of large, high-volume enterprise billers with lower margins in our biller mix, average transaction value, payment type and payments and transactions through our IPN.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expenses for sales and marketing personnel, sales commissions, partner fees, marketing program expenses, travel-related expenses and costs to market and promote our platform through advertisements, marketing events, partnership arrangements and direct biller acquisition as well as amortization of intangible assets acquired as part of our acquisitions of other businesses. We expect our sales and marketing expenses to increase in absolute dollars alongside revenue growth, but they may fluctuate as a percentage of revenue from period to period.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expenses for finance, risk management, legal and compliance, human resources, information technology and facilities personnel. General and administrative expenses also include costs incurred for external professional services, leasing of office buildings and other corporate expenses. We expect to continue to incur additional general and administrative expenses to support the growth in our business and to meet regulatory compliance requirements. This includes the transition from an emerging growth company to a large accelerated filer for SEC compliance. We expect that our general and administrative expenses will increase in absolute dollars, but they may fluctuate as a percentage of revenue from period to period. Over the longer term, we expect general and administrative expenses to decrease as a percentage of revenue as we leverage the scale of our business.

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

Acquiring New and Maintaining Existing Billers and Financial Institutions

Our future growth depends on the continued adoption of our platform by new billers and financial institutions, as well as maintaining our existing billers and financial institutions. We intend to continue investing in our efficient go-to-market strategies, increasing brand awareness and driving adoption of our platform and products. We had more than 2,500 billers and financial institution clients as of December 31, 2024, including billers of all sizes and across numerous vertical markets and financial institutions of all sizes. Our ability to attract new, and maintain existing, billers and financial institutions and drive adoption of our platform will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts. Our growth and performance also depends on our ability to promptly implement and begin recognizing revenues from our new billers and financial institutions.

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

Transactions Processed

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Transactions processed	597.0	458.2	366.8

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The number of transactions processed during the year ended December 31, 2024 increased approximately 30.3% as compared to 2023. The number of transactions processed during the year ended December 31, 2023 increased approximately 24.9% as compared to 2022. The increase for both years was primarily driven by the addition of new billers and increased transactions from our existing billers.

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

Adjusted EBITDA

We define adjusted EBITDA as net income before interest income (expense), net, other income (expense), depreciation and amortization of acquisition-related intangible assets and capitalized software development costs, and income taxes, adjusted to exclude the effects of net foreign exchange gain (loss), stock-based compensation expense and certain nonrecurring expenses that management believes are not indicative of ongoing operations.

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

Contribution Profit

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Gross profit	$238,170	$182,342	$149,678
Plus: other cost of revenue	73,898	58,606	51,622
Contribution profit	$312,068	$240,948	$201,300

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors substantially outside of our control, including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the year ended December 31, 2024 increased approximately 29.5% as compared to 2023 and increased approximately 19.7% for the year ended December 31, 2023 as compared to 2022. The increase in 2024 was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions. The increase in 2023 was primarily driven by the addition of new billers and increased transactions from our existing billers, together with improvements resulting from disinflation in the utility sector on a year over year basis, pricing improvements from customers related to our inflation management and the implementation of certain cost improvement measures. For 2023 and 2024, contribution profit increased at a slower rate than transactions processed due to a continued mix shift to larger, high volume clients.

Adjusted Gross Profit

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Gross profit	$238,170	$182,342	$149,678
Stock-based compensation	251	156	—
Amortization of capitalized software development costs	17,911	13,341	8,761
Amortization of acquisition-related intangibles	3,313	3,314	3,316
Adjusted gross profit	$259,645	$199,153	$161,755

Adjusted gross profit for the year ended December 31, 2024 increased 30.4% as compared to 2023 and increased 23.1% for the year ended December 31, 2023 as compared to 2022. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization in cost of revenue, as well as stock-based compensation. The increase in amortization for 2024 and 2023 was driven by the additional capitalization of software costs.

Adjusted EBITDA

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net income (loss) — GAAP	$44,169	$22,322	$(513)
Interest income, net	(8,742)	(7,019)	(1,663)
Other income(1)	(213)	—	—
Provision for (benefit from) income taxes	9,775	2,802	(795)
Amortization of capitalized software development costs	27,586	21,349	14,621
Amortization of acquisition-related intangibles	8,081	8,380	8,176
Depreciation	817	871	1,266
EBITDA	$81,473	$48,705	$21,092

Adjustments
Foreign exchange gain	(132)	(12)	(5)
Stock-based compensation	12,855	9,390	6,736
Other nonrecurring expenses(2)	—	—	769
Adjusted EBITDA	$94,196	$58,083	$28,592

(1) Other income consists of a remeasurement adjustment relating to the purchase price of a prior acquisition.

(2) Other nonrecurring expenses represent an estimated liability booked in 2022 related to the cost of terminating a commercial contract.

As adjusted EBITDA is a measure of profitability, it is generally expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. Adjusted EBITDA increased 62.2% for the year ended December 31, 2024 compared to 2023 and increased 103.1% for the year ended December 31, 2023 compared to 2022. The increase in 2024 was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions. Adjusted EBITDA increased from 2022 to 2023 due to growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions, together with improvements resulting from disinflation in the utility sector on a year over year basis, pricing improvements from customers related to our inflation management, the implementation of certain cost improvement measures and lower general and administrative expenditures primarily driven by lower insurance premiums and acquisition related costs.

Free Cash Flow

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$63,634	$68,828	$19,867
Purchases of property and equipment	(457)	(600)	(1,257)
Other intangible assets acquired	—	—	(280)
Capitalized internal-use software development costs	(36,119)	(33,699)	(29,763)
Free cash flow	$27,058	$34,529	$(11,433)
Net cash used in investing activities	$(36,761)	$(34,299)	$(34,560)
Net cash used in financing activities	$(207)	$(1,195)	$(37,283)

The decrease in free cash flow for the year ended December 31, 2024 compared to 2023 was primarily as a result of a decrease in cash generated from operations, together with increases in capitalized software development costs. Cash generated from operations decreased in 2024 compared to 2023 primarily due to increased income taxes and investment in working capital during 2024 as we scaled significantly. The increase in free cash flow for the year ended December 31, 2023 compared to 2022 was primarily as a result of an increase in cash generated from operations.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,			Change 2024 versus 2023
	2024	2023	2022	$	%
	(in thousands)
Revenue	$871,745	$614,490	$497,001	$257,255	41.9%
Cost of revenue(1)	633,575	432,148	347,323	201,427	46.6%
Gross profit	238,170	182,342	149,678	55,828	30.6%
Gross margin	27.3%	29.7%	30.1%
Operating expenses
Research and development(1)	51,334	44,248	41,220	7,086	16.0%
Sales and marketing(1)	105,052	83,996	73,295	21,056	25.1%
General and administrative(1)	36,927	36,005	38,139	922	2.6%
Total operating expenses	193,313	164,249	152,654	29,064	17.7%
Income (loss) from operations	44,857	18,093	(2,976)	26,764	147.9%
Interest income, net	8,742	7,019	1,663	1,723	24.5%
Other income	345	12	5	333	n/m
Income (loss) before income taxes	53,944	25,124	(1,308)	28,820	114.7%
(Provision for) benefit from income taxes	(9,775)	(2,802)	795	(6,973)	248.9%
Net income (loss)	$44,169	$22,322	$(513)	$21,847	97.9%

(1) Stock-based compensation expense was allocated in cost of revenue and operating expenses as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$251	$156	$—
Research and development	3,100	1,990	1,647
Sales and marketing	5,639	2,808	1,736
General and administrative	3,865	4,436	3,353
Total stock-based compensation	$12,855	$9,390	$6,736

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Year Ended December 31,
	2024	2023	2022
Revenue	100.0%	100.0%	100.0%
Cost of revenue	72.7%	70.3%	69.9%
Gross profit	27.3%	29.7%	30.1%
Operating expenses
Research and development	5.9%	7.2%	8.3%
Sales and marketing	12.1%	13.7%	14.7%
General and administrative	4.2%	5.9%	7.7%
Total operating expenses	22.2%	26.8%	30.7%
Income (loss) from operations	5.1%	2.9%	(0.6)%
Interest income, net	1.0%	1.1%	0.3%
Other income	0.0%	0.0%	0.0%
Income (loss) before income taxes	6.1%	4.0%	(0.3)%
(Provision for) benefit from income taxes	(1.1)%	(0.5)%	0.2%
Net income (loss)	5.0%	3.5%	(0.1)%

Comparison of the Years Ended December 31, 2024 and 2023

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

Gross margin experienced a decrease, driven by changes in customer mix resulting primarily from the addition of large, high-volume enterprise billers with lower margins in our biller mix. This decline was partially offset by cost improvement initiatives and the realization of economies of scale.

Research and Development Expenses

The increase in research and development expenses was primarily due to increased amortization of capitalized internal-use software development costs, an increase in employee-related costs, including an increase in stock-based compensation and an increase in subscription cost for operational third party services.

Sales and Marketing Expenses

Sales and marketing expenses increased mainly due to a $16.7 million rise in reseller commissions, including the amortization of warrants aligned with the growth in our revenue. Additionally, employee-related costs grew as a result of increased hiring and higher stock-based compensation expenses.

General and Administrative Expenses

The marginal increase in general and administrative expenses was primarily due to increases in professional fees and legal fees, which were offset by lower cost of insurance premiums of certain business policies.

Interest income, net

The changes in interest income, net was a result of higher cash balances held with banks.

Income Taxes

The change in provision for income taxes, as well as the increase in our effective tax rate, which increased to 18.1% for the year ended December 31, 2024 as compared to 11.2% for the same period in the prior year, was primarily due to an increase in taxable income after utilizing a significant amount of net operating losses (NOLs), which were previously subject to a full valuation allowance. Additionally, the increase in our effective tax rate was influenced by permanent differences for disallowed stock-based compensation pursuant to IRC Section 162(m) and state taxes, which were partially offset by the release of the valuation allowance.

Liquidity and Capital Resources

Sources and Uses of Funds

As of December 31, 2024, we had $205.9 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees. Our principal uses of cash are funding operations, which primarily consist of employee-related costs, and acquisitions. Although subject to change based on market opportunity or changing priorities, currently, we do not have any material planned capital expenditures in the next 12 months.

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

Historical Cash Flows

The following table summarizes our consolidated cash flows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in)
Operating activities	$63,634	$68,828	$19,867
Investing activities	(36,761)	(34,299)	(34,560)
Financing activities	(207)	(1,195)	(37,283)
Effects of foreign exchange on cash	(450)	176	(168)
Net increase (decrease) in cash, cash equivalents and restricted cash	$26,216	$33,510	$(52,144)

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

Net cash provided by operating activities for the year ended December 31, 2024 was $63.6 million. Net income was $44.2 million, adjusted for non-cash charges of $55.4 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of capitalized contract acquisition costs and warrants cost, and non-cash lease expense, which contributed positively to operating activities. This was decreased by net cash outflows of $36.0 million for changes in our operating assets and liabilities.

Net cash provided by operating activities for the year ended December 31, 2023 was $68.8 million. Net income was $22.3 million, adjusted for non-cash charges of $46.1 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of capitalized contract acquisition costs and warrants cost, and non-cash lease expense, which contributed positively to operating activities. This was increased by net cash inflows of $0.4 million for changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Cash used in our investing activities consists primarily of cash paid for capitalized internal-use software development costs and purchases of property and equipment and change in interest-bearing deposits.

Net cash used in investing activities for the year ended December 31, 2024 consisted of $36.1 million of capitalized internal-use software development costs, $0.5 million of purchases of property and equipment and $0.2 million of net change in interest-bearing deposits.

Net cash used in investing activities for the year ended December 31, 2023 consisted of $33.7 million of capitalized internal-use software development costs and $0.6 million of purchases of property and equipment.

Net Cash Used in Financing Activities

Cash used in financing activities consists primarily of option exercises and payments related to holdback liabilities related to acquisitions.

Net cash used in financing activities for the year ended December 31, 2024 consisted of $0.5 million of payments related to holdback liabilities settlement offset by $0.3 million proceeds from the exercise of stock options.

Net cash used in financing activities for the year ended December 31, 2023 consisted of $1.7 million of payments on other financing obligations, $0.1 million of payments on finance leases, offset by $0.6 million proceeds from exercise of stock-based awards by employees.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and commitments in cash as of December 31, 2024:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease liabilities(1)	9,046	2,424	3,833	1,853	936
Purchase obligations(2)	10,943	7,716	3,227
Other(3)	412	412
	20,401	10,552	7,060	1,853	936

(1) Consists of operating lease liabilities for office space.

(2) Consists of purchase obligations which were not recognized on the balance sheet as of December 31, 2024, related primarily to infrastructure services and IT software and maintenance service costs.

(3) Consists of Acquisition holdback payments due to the former owners of PROFIT.

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

Interest Rate Risk

Our unrestricted cash and cash equivalents consist of bank deposits and money market funds with original maturities of three months or less. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Interest income associated with our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. In addition, we have no variable interest rate indebtedness. As of December 31, 2024, we do not believe that a hypothetical 10% relative change in interest rates would have had a material impact on the value of our cash equivalents, investment portfolio or expenses.

Foreign Currency Exchange Risk

Certain of our operations are conducted in foreign currencies. While we have generated substantially all of our revenue from billers in the United States, we have foreign currency risks related to revenue denominated in other currencies, such as the Canadian dollar. In addition, we have significant operations outside of the United States, particularly in Canada and India, where expenses are denominated in the local currency. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions, although we may do so in the future. As of December 31, 2024, we do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other applicable currencies would have a material effect on operating results.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Paymentus Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paymentus Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

March 10, 2025

We have served as the Company’s auditor since 2020.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$205,900	$179,361
Restricted cash and cash equivalents	3,511	3,834
Accounts and other receivables, net of allowance for expected credit losses of $257 and $435, respectively	119,816	76,389
Income tax receivable	3,356	259
Prepaid expenses and other assets	13,058	10,505
Total current assets	345,641	270,348
Property and equipment, net	1,157	1,558
Capitalized internal-use software development costs, net	67,375	58,787
Intangible assets, net	19,076	27,158
Goodwill	131,815	131,860
Operating lease right-of-use assets	7,801	10,027
Deferred tax asset	367	94
Prepaid expenses and other assets, less current portion	3,015	5,031
Total assets	$576,247	$504,863
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$49,871	$35,182
Accrued liabilities	26,462	21,301
Current portion of operating lease liabilities	2,090	1,853
Contract liabilities	2,937	4,089
Income tax payable	190	363
Total current liabilities	81,550	62,788
Deferred tax liability	—	1,067
Operating lease liabilities, less current portion	6,318	8,661
Contract liabilities, less current portion	2,783	2,731
Total liabilities	90,651	75,247
Stockholders’ equity
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of December 31, 2024 and December 31, 2023; 32,136,989 and 20,758,603 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of December 31, 2024 and December 31, 2023; 92,699,294 and 103,062,508 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	10	10
Additional paid-in capital	389,904	377,773
Accumulated other comprehensive (loss) income	(233)	87
Retained earnings	95,913	51,744
Total stockholders’ equity	485,596	429,616
Total liabilities and stockholders' equity	$576,247	$504,863

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$871,745	$614,490	$497,001
Cost of revenue	633,575	432,148	347,323
Gross profit	238,170	182,342	149,678
Operating expenses
Research and development	51,334	44,248	41,220
Sales and marketing	105,052	83,996	73,295
General and administrative	36,927	36,005	38,139
Total operating expenses	193,313	164,249	152,654
Income (loss) from operations	44,857	18,093	(2,976)
Interest income, net	8,742	7,019	1,663
Other income	345	12	5
Income (loss) before income taxes	53,944	25,124	(1,308)
(Provision for) benefit from income taxes	(9,775)	(2,802)	795
Net income (loss)	$44,169	$22,322	$(513)
Net income per share
Basic	$0.36	$0.18	$—
Diluted	$0.35	$0.18	$—
Weighted-average number of shares used to compute net income per share
Basic	124,372,031	123,511,608	122,099,437
Diluted	127,714,622	125,071,829	122,099,437
Comprehensive income (loss)
Net income (loss)	44,169	22,322	(513)
Foreign currency translation adjustments, net of tax	(320)	109	(190)
Comprehensive income (loss)	$43,849	$22,431	$(703)

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(loss) income	Equity
Balances at December 31, 2021	120,639,161	$12	$356,017	$29,935	$168	$386,132
Issuance of warrant	—	—	3,478	—	—	3,478
Change in estimate of warrants expected to vest	—	—	46	—	—	46
Stock-based compensation	—	—	6,736	—	—	6,736
Issuance of Class A common stock for stock-based awards	2,602,012	—	1,490	—	—	1,490
Other comprehensive loss	—	—	—	—	(190)	(190)
Net loss	—	—	—	(513)	—	(513)
Balances at December 31, 2022	123,241,173	$12	$367,767	$29,422	$(22)	$397,179
Stock-based compensation	—	—	9,390	—	—	9,390
Issuance of Class A common stock for stock-based awards	579,938	—	616	—	—	616
Other comprehensive income	—	—	—	—	109	109
Net income	—	—	—	22,322	—	22,322
Balances at December 31, 2023	123,821,111	$12	$377,773	$51,744	$87	$429,616
Change in estimate of warrants expected to vest	—	—	803	—	—	803
Stock-based compensation	—	—	10,990	—	—	10,990
Issuance of Class A common stock for stock-based awards	1,015,172	—	338	—	—	338
Other comprehensive loss	—	—	—	—	(320)	(320)
Net income	—	—	—	44,169	—	44,169
Balances at December 31, 2024	124,836,283	$12	$389,904	$95,913	$(233)	$485,596

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$44,169	$22,322	$(513)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,484	30,600	24,063
Deferred income taxes	(1,349)	413	(2,981)
Stock-based compensation	10,990	9,390	6,736
Amortization of capitalized warrants cost	2,006	1,911	1,231
Non-cash lease expense	2,389	1,789	2,135
Amortization of capitalized contract acquisition cost	1,751	1,088	827
Provision for expected credit losses and credit adjustments	3,369	886	499
Other non-cash adjustments	(213)	—	—
Change in operating assets and liabilities
Accounts and other receivables	(46,921)	(9,472)	(24,518)
Prepaid expenses and other assets	(3,417)	(1,184)	1,211
Accounts payable	13,825	6,017	4,766
Accrued liabilities	7,159	6,288	3,400
Operating lease liabilities	(2,253)	(1,817)	(1,832)
Contract liabilities	(1,097)	(361)	3,299
Income taxes receivable, net of payable	(3,258)	958	1,544
Net cash provided by operating activities	63,634	68,828	19,867
Cash flows from investing activities
Business combinations, net of cash and restricted cash acquired	—	—	(3,260)
Other intangible assets acquired	—	—	(280)
Purchases of property and equipment	(457)	(600)	(1,257)
Purchases of interest-bearing deposits	(3,691)	—	—
Proceeds from matured interest-bearing deposits	3,506	—	—
Capitalized internal-use software development costs	(36,119)	(33,699)	(29,763)
Net cash used in investing activities	(36,761)	(34,299)	(34,560)
Cash flows from financing activities
Proceeds from exercise of stock-based awards	338	616	1,490
Settlement of holdback liability related to prior acquisitions	(545)	—	—
Financial institution funds in-transit	—	—	(33,443)
Payments on other financing obligations	—	(1,709)	(5,062)
Payments on finance leases	—	(102)	(268)
Net cash used in financing activities	(207)	(1,195)	(37,283)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(450)	176	(168)
Net increase (decrease) in cash, cash equivalents and Restricted cash	26,216	33,510	(52,144)
Cash and cash equivalents and Restricted cash at the beginning of period	183,195	149,685	201,829
Cash and cash equivalents and Restricted cash at the end of period	$209,411	$183,195	$149,685
Reconciliation of Cash and cash equivalents and Restricted Cash:
Cash and cash equivalents at the beginning of period	179,361	147,334	168,386
Restricted cash at the beginning of period	3,834	2,351	—
Restricted funds held for financial institutions at the beginning of period	—	—	33,443
Cash and cash equivalents and Restricted cash at the beginning of period	$183,195	$149,685	$201,829
Cash and cash equivalents at the end of period	205,900	179,361	147,334
Restricted cash at the end of period	3,511	3,834	2,351
Cash and cash equivalents and Restricted cash at the end of period	$209,411	$183,195	$149,685

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$14,404	$1,398	$672
Non-cash investing activities:
Unpaid capitalized internal-use software development costs and equipment in accounts payable	$72	$—	$81
Business acquisition liability in accrued liabilities and finance leases and other finance obligations, net of current portion	$—	$—	$740
Non-cash financing activities:
Prepaid insurance funded through short-term borrowings	$—	$—	$4,625
Issuance of warrant and change in estimate of warrants expected to vest	$803	$—	$3,524

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Description of Business

Paymentus Holdings, Inc. and its wholly owned subsidiaries ("Paymentus" or "the Company") provides electronic bill presentment and payment services, enterprise customer communication and self-service revenue management to billers through a Software-as-a-Service, ("SaaS"), secure, omni-channel technology platform. The platform seamlessly integrates into a biller’s core financial and operating systems to provide flexible and secure access to payment processing of credit cards, debit cards, eChecks and digital wallets across a significant number of channels including online, mobile, IVR, call center, chatbot and voice-based assistants. Paymentus was incorporated in the state of Delaware on September 2, 2011 with primary office locations in Charlotte, North Carolina, Dallas, Texas, Santa Clara, California, Richmond Hill, Ontario (Canada), and Gurugram, Mohali and Bangalore (India). The Company is headquartered in Charlotte, North Carolina.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker ("CODM") in deciding how to make operating decisions, allocate resources and assess performance. The Company has three operating segments based on geography. The United States segment represents the vast majority of the Company’s consolidated net sales and gross profit. The additional two operating segments, Canada and India, do not meet the quantitative thresholds for separate reporting, either individually or in the aggregate. None of the operating segments qualified for aggregation. The Company’s CODM is its chief executive officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decision and allocating resources but evaluates the performance of the Company’s operating segments based on revenue and gross profit. The Company does not analyze discrete segment balance sheet information related to long-term assets as the business is managed on a consolidated basis. All other financial information is presented on a consolidated basis. See Note 11 for additional information.

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

Revenue Recognition

The Company generates revenue primarily from payment transaction fees processed through the Company’s platform. The fees are generated as a percentage of transaction value or a specified fee per transaction. For biller transactions the actual fees are dependent on payment type, payment channel or industry vertical. The payment transaction fees are received directly (i) from billers, who absorb the cost, or from customers in the form of a convenience-type fee, or (ii) from financial institutions. Transaction fees are collected for each completed transaction processed through the platform. The Company also earns other revenue, which primarily consists of maintenance revenue and subscription revenue. Other revenue represented approximately 1.1% of total revenue for the year ended December 31, 2024 and 1.3% for each of the years ended December 31, 2023 and 2022.

Contract Liabilities

Contract liabilities relate to fees billed in advance of services provided. The terms of the contract normally require the customer to pay a fixed monthly fee for hosting and maintenance, plus a non-refundable up-front fee for set-up, integration services, and data conversion at contract inception. The non-refundable up-front fees are typically billed in advance of services provided and are recorded as contract liability in the consolidated balance sheets. These fees are amortized ratably over the term of the agreement and recognized as revenue. The fixed monthly fee is for a promised service of hosting and maintenance. These services are provided over the same period and have the same pattern of transfer to the customer as the payment processing services. They are both stand-ready obligations satisfied ratably over the contractual period, and assessed as a single performance obligation. Therefore, they are recognized in the same manner as the variable consideration.

Assets Recognized From the Costs to Obtain a Contract With a Customer

The Company capitalizes certain costs to obtain contracts with customers, including employee sales commissions, when the commission is tied to new sales and is therefore considered an incremental cost of obtaining a customer. At contract inception, the Company capitalizes commission costs that the Company expects to recover and that would not have been incurred if the contract had not been obtained. For the years ended December 31, 2024 and 2023, the Company had capitalized sales commissions of $1.8 million and $1.0 million, respectively. As of December 31, 2024 and 2023, unamortized sales commissions were $2.1 million and $1.2 million, respectively, which are included in prepaid expenses and other assets in the consolidated balance sheets. Amortization of capitalized commissions to obtain customer contracts is included in sales and marketing expense in the consolidated statements of operations. The Company utilizes a straight-line method as it best depicts the pattern of transfer of the goods or services to the customer. The Company amortizes these assets over the expected period of benefit, which is typically three to five years. The Company evaluates contract costs for impairment by comparing, on a pooled basis, the expected future net cash flows from underlying customer relationships to the carrying amount of the capitalized contract costs.

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

The fair value of the warrant agreements with a reseller/vendor and customer or their affiliates, which was considered to be cost to obtain contracts with customers, was recognized as an asset. The fair value of the warrants was estimated on the grant date. The grant date fair value is determined using the Black-Scholes option pricing model, in accordance with ASC 718, Compensation-Stock Compensation, incorporating the Company's expectations regarding the number of warrants expected to vest in accordance with the warrant agreements. The Company accounts for consideration payable in the form of warrants as share-based compensation expense. Consideration payable to a customer or their affiliate was recorded as a reduction of the transaction price, thereby reducing revenue, following the guidance in ASC 606, while consideration payable to a reseller/vendor or their affiliate is recorded as an operating expense within sales and marketing expenses in the consolidated statements of operations.

As of December 31, 2024 and 2023, unamortized warrants cost of $3.3 million and $4.5 million, respectively, were included in prepaid expenses and other assets in the consolidated balance sheets. For further details on warrant agreements, refer to Note 12 in the consolidated financial statements.

Cost of Revenue

Cost of revenue consists primarily of interchange and assessment fees, processing fees and bank settlement fees paid to third-party payment processors and financial institutions, and personnel-related costs associated with the Company’s customer support teams, including salaries, benefits, and bonuses. Cost of revenue also includes an allocation of hosting and data center costs for the Company’s infrastructure and platform environment, telecommunication expenses used by sales and customer support teams, a portion of amortization of capitalized internal-use software development costs, and a portion of amortization of intangible assets acquired through acquisition.

Research and Development Costs

Research and development costs are expensed as incurred, unless they qualify as internal-use software development costs. Research and development expenses consist primarily of employee-related expenses associated with the Company’s research and development staff, including salaries, benefits, stock-based compensation and bonuses.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statement of operations. These costs were $0.8 million, $1.3 million and $2.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Self-Insurance

The Company is self-insured for a significant portion of its employee medical exposures. Liabilities for self-insured exposures are accrued at the present value of amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. Accruals for self-insured exposures are included in current liabilities based on the expected periods of payment. Excess liability insurance has been purchased to limit the amount of self-insured risk on claims.

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

Stock-based Compensation

The Company measures and recognizes stock-based compensation expense for all stock-based awards, including grants of restricted stock units ("RSUs") and options to purchase stock granted to employees, outside directors and consultants based on the estimated fair value of the awards on the grant date of the award. The Company estimates the grant date fair value for options using the Black-Scholes option pricing model. The determination of the grant-date fair value using an option-pricing model is affected by the fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The fair value of an RSU is measured using the market price of the Company's Class A common stock on the date of grant. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the awards that have vested. Forfeitures are accounted for in the period in which they occur. For further details on the recognition and presentation of stock-based compensation expense, please refer to Note 13 in the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents, which are composed of primarily bank deposits. Cash in the Company’s bank accounts may exceed federally insured limits.

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

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $147.2 million and $510.8 million as of December 31, 2024 and 2023, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the years ended December 31, 2024, 2023 and 2022. One reseller accounted for more than 10% of accounts receivable for both December 31, 2024 and 2023.

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

Due to their short maturities, the amounts reported on the consolidated balance sheet for accounts receivable, term deposits (recorded as prepaid expenses and other current assets and classified as Level 2 instrument), and accounts payable closely approximate their fair values.

Accounts and Other Receivables and Allowance for Credit Losses

Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company will evaluate its accounts receivable portfolio to determine if an allowance for credit losses is necessary. The development of the allowance for credit losses is based on an expected loss model that considers reasonable and supportable forecasts of future conditions and a review of past due amounts, historical write-off and recovery experience. Provisions are established for outstanding balances on the basis of their age and the Company's assessment of their recoverability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet exposure related to its customers. As of December 31, 2024, and 2023, accounts receivable included rebate receivables of $6.7 million and $5.5 million, respectively, related to interchange and processing fees.

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

The Company completed its annual goodwill impairment test as of November 30, 2024 using a qualitative assessment. The Company did not recognize any impairment of goodwill during the years ended December 31, 2024 or 2023.

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

The Company has leases for office facilities, computer equipment, and data centers. The Company’s leases have remaining initial lease terms of less than one year to approximately five years, some of which include options to extend the leases for up to 3 years, and some of which include options to terminate the leases.

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

On January 1, 2024, the Company adopted ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which requires public entities to provide disclosures of significant segment expenses and other segment items. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually and also applies to public entities with a single reportable segment. Entities are permitted to disclose more than one measure of a segment’s profit or loss if such measures are used by the CODM to allocate resources and assess performance, as long as at least one of those measures is determined in a way that is most consistent with the measurement principles used to measure the corresponding amounts in the consolidated financial statements. The Company adopted this standard which is effective beginning with our 2024 fiscal year Form 10-K, and it has been applied to all prior periods presented in the Consolidated Financial Statements. See Note 11 for additional information.

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

On November 4, 2024, the FASB issued new guidance requiring additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), applies to all public business entities (PBEs) and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The adoption of ASU 2024-03 is not expected to have a material impact on the Company's financial position or results of operations.

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

The Company also has reseller and partner agreements, some of which contain guaranteed revenue or transaction minimum commitments and revenue sharing arrangements. Because of these minimum commitments, the Company has to evaluate the agreements to determine the fixed and variable consideration and the amount of revenue to be recognized. For the minimum commitments, the Company records the fixed consideration ratably over the commitment period and the variable consideration to the extent that the Company believes that the variable consideration is not constrained. The revenue recorded for these arrangements is net of any revenue sharing with the customer, which is typically determined based on a calculation of revenue less certain fees incurred by the Company, as defined in the agreement.

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

The Company also evaluates and establishes a reserve for expected revenue reversals at the time revenue is recognized if it is probable that credit adjustments will occur and the amount can be reasonably estimated. The reserve is recorded as a reduction to revenue in the period the related revenue is recognized. The reserve amount is determined based on historical credit adjustment trends, customer-specific information, and other relevant factors. Accounts receivable included reserve balance of $1.0 million and $0.2 million for credit adjustments as of December 31, 2024, and 2023, respectively.

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

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Year Ended December 31,
	2024	2023	2022

Payment transaction processing revenue	$861,736	$606,595	$490,377
Other	10,009	7,895	6,624
Total revenue	$871,745	$614,490	$497,001

Remaining Performance Obligations

As of December 31, 2024, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $5.7 million, which the Company expects to recognize over 72% within the next two years, 21% between two to four years and the remainder thereafter. The timing of revenue recognition within the next year is largely dependent upon the go-live dates of the Company's customers under the Company's contracts.

As of December 31, 2024, the Company has contractual rights under its commercial agreements to receive $75.5 million of fixed consideration related to the future minimum guarantees through 2029. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Liabilities

Contract liabilities consist of the following:

	December 31,	December 31,
	2024	2023
	(in thousands)
Contract Liabilities:
Current	$2,937	$4,089
Non-current	2,783	2,731
Total contract liabilities	$5,720	$6,820

Revenue recognized during the year ended December 31, 2024 and 2023 that was included in the contract liabilities balance at the beginning of each of the periods was $3.9 million and $1.6 million, respectively.

4. Business Combinations

PROFIT Financial, Inc.

On December 19, 2022, the Company completed its acquisition of PROFIT Financial, Inc. ("PROFIT") by acquiring all outstanding shares of PROFIT for a total purchase price of approximately $4.3 million, net of cash acquired, comprised of $3.3 million cash of which $0.1 million is included as a short term payable at December 31, 2022 and a $0.6 million holdback by the Company for a period of 12 to 24 months following the transaction close date and is recorded in accrued liabilities in the consolidated balance sheets. In 2023, $0.2 million of the $0.6 million holdback was released to the former stockholders of PROFIT. PROFIT is a financial and accounting software company with offerings to small business.

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

The revenue and expenses of the acquired business have been included in the Company's consolidated financial results since the acquisition date.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
	(in thousands)
Computer equipment	$6,178	$6,059
Furniture and fixtures	1,724	1,715
Leasehold improvements	375	396
Total property and equipment	8,277	8,170
Less: Accumulated depreciation	(7,120)	(6,612)
Property and equipment, net	$1,157	$1,558

Depreciation expense recorded for property and equipment was $0.8 million, $0.9 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

6. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by reporting unit were as follows (in thousands):

	United States	Other	Total
Balance as of December 31, 2022	$131,028	$823	$131,851
Foreign currency translation adjustments	—	9	9
Balance as of December 31, 2023	$131,028	$832	$131,860
Foreign currency translation adjustments	—	(45)	(45)
Balance as of December 31, 2024	$131,028	$787	$131,815

Internal-use Software Development Costs

During the years ended December 31, 2024, 2023 and 2022, the Company capitalized $36.2 million, $33.7 million and $29.8 million in software development costs, respectively.

Amortization expense included in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$17,911	$13,341	$8,761
Research and development	9,675	8,008	5,860
Total	$27,586	$21,349	$14,621

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$21,798	$(18,675)	$3,123	4.0
Customer relationship	31,946	(16,689)	15,257	8.0
Software and license	2,797	(2,789)	8	3.0
Trademark	4,038	(3,350)	688	4.0
Total	$60,579	$(41,503)	$19,076

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$21,845	$(14,951)	$6,894	4.0
Customer relationship	32,006	(13,480)	18,526	8.0
Software and license	3,019	(2,979)	40	3.0
Trademark	4,038	(2,340)	1,698	4.0
Total	$60,908	$(33,750)	$27,158

Amortization expense of intangible assets was $8.1 million, $8.4 million and $8.3 million for the years ended December 31, 2024, 2023 and 2022 respectively.

As of December 31, 2024, future expected amortization expense is as follows (in thousands):

Years Ending December 31,
2025	$6,620
2026	3,738
2027	3,269
2028	3,269
2029	2,180
Total future amortization expense	$19,076

There were no impairments of goodwill, internal-use software development costs or intangible assets in the years ended December 31, 2024, 2023 and 2022.

7. Prepaid expenses and other assets

The composition of prepaid expenses and other assets is as follows (in thousands):

	December 31,	December 31,
	2024	2023
Prepaid expenses and other assets:
Prepaid expenses	$6,584	$5,996
Contract acquisition costs	6,657	7,679
Other assets	2,832	1,861
Total prepaid expenses and other assets	$16,073	$15,536

Prepaid expenses and other assets:
Current	$13,058	$10,505
Non-current	3,015	5,031
Total prepaid expenses and other assets:	$16,073	$15,536

Contract acquisition costs consist of upfront customer contract discounts and unamortized warrants cost and sales commission. Other assets consist of security deposit for leased properties, investment in term deposits and inputs tax receivables.

8. Leases

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

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease costs:
Finance lease costs:
Amortization of right-of-use-assets	—	66	268
Interest on lease liabilities	—	—	8
Total finance lease costs	—	66	276
Operating lease costs	$2,389	$2,150	$2,460
Short-term lease costs	631	707	972
Total lease costs	$3,020	$2,923	$3,708

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$2,361	$2,152	$2,103
Operating cash flows for finance leases	—	—	8
Financing cash flows for finance leases	—	102	268
Right-of-use assets obtained in exchange of operating lease obligations	$467	$2,132	$3,938

The total remaining lease payments under non-cancelable operating leases as of December 31, 2024 were as follows (in thousands):

Year Ending December 31,
2025	2,424
2026	2,395
2027	1,438
2028	1,021
2029	832
Thereafter	936
Total minimum lease payments including interest	$9,046
Less imputed interest	(638)
Total lease liabilities	$8,408

As of December 31, 2024, and 2023, the weighted-average remaining lease term and discount rate for the Company’s operating leases were 4.6 years and 3.8%, and 5.5 years and 3.7%, respectively.

9. Accrued Liabilities

The composition of accrued liabilities is as follows:

	December 31,	December 31,
	2024	2023
	(in thousands)
Payroll and employee-related expenses	$16,650	$15,455
Other accrued liabilities	9,812	5,846
Total	$26,462	$21,301

Other accrued liabilities consist of professional services, insurance and legal accruals, acquisition-related holdback liability, obligations related to agency commissions and refunds, as well as other miscellaneous accruals.

10. Commitments and Contingencies

Other Commitments

The Company has entered into certain non-cancellable agreements for software and marketing services that specify all significant terms, including fixed or minimum services to be used, pricing provisions and the approximate timing of the transaction.

Future minimum payments under other non-cancellable agreements as of December 31, 2024 were as follows (in thousands):

Future minimum payments
Year Ending December 31,
2025	7,716
2026	2,701
2027	526
10,943

Retirement Plans

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company also has a Deferred Profit Sharing Plan covering all eligible Canadian employees. The Company made $1.6, $1.4 and $1.2 million of matching contributions to the two retirement plans for the years ended December 31, 2024, 2023 and 2022, respectively.

Legal Matters

From time to time, the Company is subject to or otherwise involved in various lawsuits, claims and legal proceedings that arise out of or are incidental to the conduct of our business, including those relating to employment matters, and contractual and other commercial disputes. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and records an accrued liability. Accrued liabilities related to legal matters are included within other accrued liabilities in Note 9. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that, as of December 31, 2024, except for estimated liabilities recorded in the consolidated financial statements, no current claims and legal proceedings are expected to have a material adverse effect on its financial position, results of operations, or cash flows.

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

11. Segment Reporting

The Company conducts business in three operating segments based on geography. Based on quantitative criteria, it identifies the United States of America (“USA”) as its sole reporting segment. The USA segment is the primary driver of the Company’s consolidated revenues and represents the majority of its total consolidated assets. "Other" includes operations in Canada and India. The accounting policies of the segment are the same as those described in Note 2.

The table below summarizes segment Gross Profit, including Revenue and Cost of sales (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue
USA	$856,374	$603,120	$487,084
Other	15,371	11,370	9,917
Total Revenue	$871,745	$614,490	$497,001

Cost of revenue
USA	$625,405	$426,488	$342,275
Other	8,170	5,660	5,048
Total Cost of revenue	$633,575	$432,148	$347,323

Gross profit
USA	$230,969	$176,632	$144,809
Other	7,201	5,710	4,869
Total Gross profit(1)	$238,170	$182,342	$149,678

(1) Total Gross profit to income before income taxes is reconciled in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The CODM is provided with consolidated information on other operating expenses including sales and marketing, research and development, general and administrative expenses, as well as interest income and other expenses. There are no other significant expense categories regularly provided to the CODM beyond those disclosed in the Consolidated Statements of Operations. There are no intra-entity sales or transfers. The CODM manages the business using consolidated expense information, as well as regularly provided budgeted or forecasted revenue, cost of revenue and operating expenses information on a consolidated basis. Assets provided to the CODM are consistent with those reported on the Consolidated

Balance Sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and restricted cash and accounts receivable and reduced by current liabilities.

The Company's long lived assets primarily consist of computer equipment and furniture. The table below summarizes long-lived assets based on its geographical area:

	December 31,	December 31,
	2024	2023
	(in thousands)
USA	$450	$558
Other	707	1,000
Total	$1,157	$1,558

12. Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of 5,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. The Company had no shares of preferred stock issued or outstanding at December 31, 2024 or 2023.

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

Warrants

On May 13, 2021, the Company entered into a warrant agreement with JPMC Strategic Investments I Corporation (“JPMC”), an affiliate of J.P. Morgan Securities LLC, an underwriter in our 2021 initial public offering ("IPO"), pursuant to which the Company agreed to issue a warrant to JPMC for up to 509,370 shares of Class A common stock upon completion of the IPO at an exercise price of $18.38 per share (the “May 2021 warrant agreement”). Upon completion of the IPO, 382,027 of the warrant shares vested and were exercisable. The vesting of the remaining 127,343 shares of Class A common stock underlying the warrant were subject to the achievement of certain commercial milestones through December 31, 2025 pursuant to a related commercial agreement with JPMorgan Chase Bank, National Association (“JPM Chase”), an affiliate of JPMC. As discussed below, this commercial agreement was amended in August 2022, and the achievement of certain commercial milestones was extended through December 31, 2026 and minimum revenue commitments were set for each of the calendar years through 2026. As of December 31, 2024 and 2023, 509,370 and 448,880 warrant shares respectively, were vested and exercisable under the May 2021 warrant agreement.

On August 29, 2022, the Company entered into a second warrant agreement with JPMC, in connection with an amendment to the Company's existing commercial agreement with JPM Chase discussed above, pursuant to which the Company issued a warrant to JPMC for up to 684,510 shares of Class A common stock at an exercise price of $10.10 per share (the “August 2022 warrant agreement”). Upon signing the August 2022 warrant agreement, 171,128 of the warrant shares vested and were exercisable. The vesting of the remaining 513,382 shares of Class A common stock underlying the warrant were subject to the achievement of certain commercial milestones through December 31, 2026 pursuant to the commercial agreement, as amended. During 2024, the Company reassessed the probability relating to achievement of certain milestones related to the August 2022 warrant, the resulting increase of $ 0.8 million was recorded as additional paid-in capital and as contract acquisition cost included in prepaid expenses and other assets in the consolidated balance sheets. As of December 31, 2024 and 2023, 175,904 and 171,128 warrant shares were vested and exercisable under the August 2022 warrant agreement.

Warrants granted, vested and exercisable by period, and unvested under outstanding JPMC warrant agreements are shown below:

	May 2021 Warrant Agreement	August 2022 Warrant Agreement	Total
Granted	509,370	684,510	1,193,880
Vesting dates:
Vested upon issuance	382,027	171,128	553,155
December 31, 2021	15,917	n/a	15,917
December 31, 2022	19,101	—	19,101
December 31, 2023	31,835	—	31,835
December 31, 2024	60,490	4,776	65,266
Total vested and exercisable	509,370	175,904	685,274
Unvested at December 31, 2024	$—	$508,606	$508,606

13. Stock-Based Compensation

In May 2021, the Company’s board of directors (the "Board") adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company's employees and any of its parent or subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year (subject to the Compensation Committee of the Board exercising discretion to increase or decrease such amount, the "Evergreen Addition") and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. On January 1, 2023 and 2024, pursuant to the Evergreen Addition, approximately 4.9 million and 5.0 million shares of Class A common stock were added to the 2021 Plan issuance reserve. At December 31, 2024, there were 21.8 million remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the year ended December 31, 2024 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2023	3,849,350	$7.87	5.06	$38,505
Options exercised	(312,643)	1.08
Options forfeited	(2,604)	8.66
Outstanding at December 31, 2024	3,534,103	$8.47	4.26	$85,525
Exercisable at December 31, 2024	3,513,856	$8.47	4.25	$85,046

There were no options granted during the year ended December 31, 2024 and 2023. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the years ended December 31, 2024 and 2023 was $7.1 million and $1.6 million, respectively.

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

Fair Value of Underlying Common Stock

Prior to the IPO, our common stock was not yet publicly traded, therefore we estimated the fair value of common stock. Our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting in which awards are approved. These factors included historical and projected financial information, prospects and risks, company performance, various corporate documents, capitalization and economic and financial market conditions. Management, with its third-party valuation firm, also used other economic, industry and market information obtained from other resources considered reliable. After the IPO, the fair value of the shares of common stock underlying stock options was determined using publicly quoted price as reported on the New York Stock Exchange as the fair value of its common stock.

At December 31, 2024, there was $0.1 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan, which is expected to be recognized over a remaining weighted-average period of 0.9 years.

Restricted Stock Units ("RSUs")

A summary of the Company’s RSU activity during the year ended December 31, 2024 was as follows:

		Weighted-
		Average
	RSUs	Grant Date
	Outstanding	Fair Value
Awarded and unvested at December 31, 2023	1,946,006	$12.74
Awards granted	1,047,722	19.24
Awards vested	(701,029)	12.89
Awards forfeited	(196,531)	11.89
Awarded and unvested at December 31, 2024	2,096,168	$16.01

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

At December 31, 2024, there was $29.1 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 3.2 years.

Stock-Based Compensation Expense

Stock-based compensation expense (including amortization of capitalized warrants cost for 2024 - see note 12) included in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$251	$156	$—
Research and development	3,100	1,990	1,647
Sales and marketing	5,639	2,808	1,736
General and administrative	3,865	4,436	3,353
Total stock-based compensation	$12,855	$9,390	$6,736

14. Income Taxes

The components of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$49,116	$21,225	$(4,579)
Foreign	4,828	3,899	3,271
Total	$53,944	$25,124	$(1,308)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Domestic	$9,983	$1,327	$1,303
Foreign	1,139	1,061	875
Total	11,122	2,388	2,178
Deferred:
Domestic	(1,331)	388	(3,020)
Foreign	(16)	26	47
Total	(1,347)	414	(2,973)
Provision for income taxes	$9,775	$2,802	$(795)

The effective income tax rate differs from the federal statutory income tax rate applied to the income before provision for income taxes due to the following:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State taxes	4.4%	6.0%	(40.0)%
Non-deductible executive compensation	2.8%	2.5%	(32.4)%
Other permanent differences	0.2%	0.4%	(8.3)%
Excess tax benefit on stock-based compensation	(6.1)%	—%	675.6%
Difference in prior year tax filings from provision	(0.2)%	1.1%	(22.6)%
Foreign tax rate differences	0.1%	0.3%	0.1%
Valuation Allowance	(4.0)%	(21.3)%	(542.8)%
R&D Credits	(0.9)%	(0.4)%	—%
Other	0.8%	1.6%	10.2%
	18.1%	11.2%	60.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2024 and 2023 were as follows (in thousands):

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Stock-based compensation and other payroll related accruals	$4,298	$3,927
Federal and state net operating losses	410	1,531
Foreign tax credit	284	1,238
Operating lease liabilities	3,054	3,752
Fixed assets	161	103
Intangible assets	2,975	1,678
Other	1,996	768
Total deferred tax assets	13,178	12,997
Valuation allowance	(284)	(2,454)
Net deferred tax assets	$12,894	$10,543
Deferred tax liabilities:
Goodwill	(7,365)	(5,418)
Capitalized research and development costs and capitalized internal-use software development costs	(2,231)	(2,466)
Operating lease right-of-use assets	(2,850)	(3,558)
Foregone foreign tax credit	(81)	(74)
Total deferred tax liabilities	(12,527)	(11,516)
Net deferred tax assets (liabilities)	$367	$(973)

Reported as:
Deferred tax asset (non-current)	$367	$94
Deferred tax liability (non-current)	—	(1,067)
Net deferred tax assets (liabilities)	$367	$(973)

The Company had a valuation allowance of $0.3 million and $2.5 million as of December 31, 2024 and 2023, respectively. During the third quarter of 2024, given demonstrated profitability net of permanent adjustments resulting in cumulative income in recent years and other positive factors including the utilization of federal net operating losses and continued forecasted profitability, the Company determined to release its valuation allowance against most US deferred tax assets, resulting in a discrete benefit during 2024 of $1.8 million. The Company retains a valuation allowance against certain foreign tax credits that are not more likely than not to be utilized.

As of December 31, 2024, the Company had $0.4 million of federal and $7.2 million of state net operating loss carryforwards available to offset future taxable income. State net operating losses, if not utilized, will begin to expire in 2032.

As of December 31, 2024 and 2023, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was not material.

Interest and penalties related to income tax matters are classified as a component of income tax expense and were immaterial for the years ended December 31, 2024, 2023, and 2022. Although it is possible that certain unrecognized tax benefits may increase or decrease within the next 12 months, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. As of December 31, 2024, the Company is subject to ongoing examinations in various jurisdictions, but is not aware of any potential tax liabilities associated with the ongoing audits.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and in various international jurisdictions. The Company’s tax filings remain subject to audits by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Tax years 2021 and forward generally remain open for examination for federal and state tax purposes. Tax years 2020 and forward generally remain open for examination for foreign tax purposes.

The Company has not recorded foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of foreign operations of approximately $13.0 million and $9.9 million as of December 31, 2024 and 2023, respectively, since such earnings are considered permanently reinvested.

15. Net Income (Loss) Per Share Attributable to Common Stock

Basic net income (loss) per share attributable to common stock is computed by dividing the net income for the period attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stock (in thousands except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$44,169	$22,322	$(513)
Denominator:
Weighted-average shares of common stock — basic	124,372,031	123,511,608	122,099,437
Dilutive effect of stock options	2,323,355	1,262,918	—
Dilutive effect of RSUs	850,024	271,754	—
Dilutive effect of warrants	169,212	25,549	—
Weighted-average shares of common stock — diluted	127,714,622	125,071,829	122,099,437
Net income per share
Basic	$0.36	$0.18	$--
Diluted	$0.35	$0.18	$--

The following table summarizes weighted average securities that were excluded from the computation of diluted net income per share attributable to common stock as their inclusion would have been antidilutive for the respective year:

	Year Ended December 31,
	2024	2023	2022
Stock options	—	—	5,335,115
RSUs	171,101	1,055,467	996,256
Warrants	—	417,132	456,602

16. Related Party Transactions

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

The spouse of the Company’s Chief Executive Officer serves as a vice president for the Company. She received aggregate compensation, inclusive of her base salary and bonus, of $0.3 million for her employment with the Company for each of the years ended December 31, 2024, 2023 and 2022.

In addition, the son of a member of the Company’s board of directors serves as a vice president of the Company. He received aggregate compensation, inclusive of his base salary and bonus, of $0.4 million for his employment with the Company for the year ended December 31, 2024 and $0.3 million for each of the years ended December 31, 2023 and 2022. In addition, for the year ended December 31, 2024, he received a grant of restricted stock units with a value of $0.4 million that vests over five years from the grant date, and for the years ended December 31, 2023 and 2022, he received grants of restricted stock units with an aggregate value of $1.1 million and $0.3 million, respectively, that each vest over four years from the grant date.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act") that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2024.

Remediation of Previously Identified Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, and in subsequent quarterly reports, management concluded that the following material weaknesses existed in our internal control over financial reporting:

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

We began the implementation of certain remediation measures in fiscal year 2022 and continued to develop remediation plans and implemented additional measures throughout fiscal year 2023 and 2024, completing the following actions and measures in order to remediate the control deficiencies that had led to the material weaknesses:

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

Management completed its operating effectiveness testing of the newly designed and enhanced control activities that were implemented as part of the remediation plan and determined that, as of December 31, 2024 these control activities are appropriately designed and have operated effectively for a sufficient period of time to conclude that the previously identified material weaknesses have been remediated as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Except as set forth below, during the quarter ended December 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K.

On November 7, 2024, Sanjay Kalra, the Company’s Chief Financial Officer, terminated a trading arrangement he had previously adopted with respect to the sale of shares of the Company’s Class A common stock that was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a "Rule 10b5-1 Trading Plan"). Mr. Kalra’s Rule 10b5-1 Trading Plan was adopted on June 13, 2024, had a term effective through June 14, 2025 and provided for the sale of up to 50,000 shares of Class A common stock pursuant to the terms of the Rule 10b5-1 Trading Plan. As of the date of termination of the Rule 10b-5 Trading Plan, Mr. Kalra had sold no shares of Class A common stock under the terms of the Rule 10b5-1 Trading Plan.

On December 6, 2024, Mr. Kalra adopted a new Rule 10b5-1 Trading Plan for the sale of the Company’s Class A common stock. Mr. Kalra’s Rule 10b5-1 Trading Plan, which expires March 2, 2026, provides for the sale of up to 50,000 shares of Class A common stock pursuant to the terms of the Rule 10b5-1 Trading Plan.

On December 5, 2024, Andrew Gerber, the Company’s General Counsel, terminated a Rule 10b5-1 Trading Plan. Mr. Gerber’s Rule 10b5-1 Trading Plan was adopted on September 4, 2024, had a term effective through February 27, 2026 and provided for the sale of up to 56,765 shares of Class A common stock pursuant to the terms of the Rule 10b5-1 Trading

Plan. As of the date of termination of the Rule 10b-5 Trading Plan, Mr. Gerber had sold 34,272 shares of Class A common stock under the terms of the Rule 10b5-1 Trading Plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We expect to file a definitive proxy statement relating to our 2025 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report on Form 10-K has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to the information set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders, or the Proxy Statement.

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

(3) Index to Exhibits

See exhibits listed under Part (b) below:

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	8-K	001-40429	3.1	May 28, 2021

3.1.1	Amendment to Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	10-Q	001-40429	3.1	August 7, 2023

3.2	Amended and Restated Bylaws of Paymentus Holdings, Inc.	8-K	001-40429	3.2	November 14, 2022

4.1	Form of Class A Common Stock Certificate	S-1/A	333- 255683	4.1	May 13, 2021

4.2	Registration Rights Agreement, dated as of May 24, 2021, by and among Paymentus Holdings, Inc. and the other signatories thereto	8-K	001-40429	4.1	May 28, 2021

4.3	Description of Securities	10-K	001-40429	4.3	March 3, 2023

10.1+	Form of Director and Officer Indemnification Agreement	S-1/A	333- 255683	10.1	May 13, 2021

10.2+	2012 Equity Incentive Plan and related form agreements	S-1/A	333- 255683	10.2	May 17, 2021

10.3+	Executive Incentive Compensation Plan	S-1/A	333- 255683	10.4	May 17, 2021

10.4+	Outside Director Compensation Policy	8-K	001-40429	10.2	February 14, 2023

10.5+	Confirmatory Employment Letter by and between the registrant and Dushyant Sharma	S-1/A	333- 255683	10.6	May 17, 2021

10.6+	Confirmatory Employment Letter by and between the registrant and Sanjay Kalra	8-K	001-40429	10.1	March 6, 2023

10.7+	Confirmatory Employment Letter by and between the registrant and Gerasimos (Jerry) Portocalis	10-K	001-40429	10.9	March 3, 2022

10.8+	Confirmatory Employment Letter by and between the registrant and Andrew Gerber	10-Q	001-40429	10.5	May 8, 2023

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.9+	Change in Control and Severance Agreement by and between the registrant and Dushyant Sharma	S-1/A	333- 255683	10.9	May 17, 2021

10.10+	Change in Control and Severance Agreement by and between the registrant and Sanjay Kalra	8-K	001-40429	10.2	March 6, 2023

10.11+	Change in Control and Severance Agreement by and between the registrant and Gerasimos (Jerry) Portocalis	10-K	001-40429	10.13	March 3, 2022

10.12+	Change in Control and Severance Agreement by and between the registrant and Andrew Gerber	10-Q	001-40429	10.6	May 8, 2023

10.13	Stockholders Agreement, dated as of May 24, 2021, by and among Paymentus Holdings, Inc. and the other signatories thereto	8-K	001-40429	10.1	May 28, 2021

10.14+	2021 Equity Incentive Plan	10-K	001-40429	10.16	March 3, 2022

10.15+	Form of Stock Option Award Agreement under the 2021 Equity Incentive Plan	10-K	001-40429	10.17	March 3, 2022

10.16+	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	10-K	001-40429	10.14	March 3, 2023

10.17+	Form of Restricted Stock Unit Award Agreement for Outside Directors under the 2021 Equity Incentive Plan	10-Q	001-40429	10.1	May 6, 2022

10.18	Warrant Agreement, dated as of May 13, 2021, by and between the Registrant and JPMC Strategic Investments | Corporation.	S-1/A	333-255683	10.14	May 28, 2021

10.19	Warrant Agreement, dated as of August 29, 2022, by and between Paymentus Holdings, Inc. and JPMC Strategic Investments | Corporation.	8-K	001-40429	10.1	August 30, 2022

19.1	Paymentus Holdings, Inc. Insider Trading Policy	10-Q	001-40429	19.1	August 7, 2023

21.1	Subsidiaries of the Registrant	10-K	001-40429	21.1	March 3, 2023

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on the signature page hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Policy for the Recovery of Erroneously Awarded Compensation	10-K	001-40429	97.1	March 5, 2024

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Where applicable, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

+Indicates a management contract or compensatory plan or arrangement.

*The certifications attached as Exhibit 32.1 and 32.2 that accompany this report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Paymentus Holdings, Inc. under the Securities Act or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYMENTUS HOLDINGS, INC.

Date: March 10, 2025	By:	/s/ Dushyant Sharma
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

Name	Title	Date
/s/Dushyant Sharma	Chairman, President, and Chief Executive Officer	March 10, 2025
Dushyant Sharma	(Principal Executive Officer)

/s/Sanjay Kalra	Senior Vice President and Chief Financial Officer	March 10, 2025
Sanjay Kalra	(Principal Financial Officer and Accounting Officer)

/s/ Jody Davids	Director	March 10, 2025
Jody Davids

/s/ William Ingram	Director	March 10, 2025
William Ingram

/s/ Jason Klein	Director	March 10, 2025
Jason Klein

/s/ Adam Malinowski	Director	March 10, 2025
Adam Malinowski

/s/ Arun Oberoi	Director	March 10, 2025
Arun Oberoi

/s/ Robert Palumbo	Director	March 10, 2025
Robert Palumbo

/s/ Gary Trainor	Director	March 10, 2025
Gary Trainor