Form 10-Q
period 2025-03-31
Paymentus Holdings, Inc.
filed 2025-05-07
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 35,178,073 shares of Class A Common Stock, $0.0001 par value per share and 89,954,158 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This report on Form 10-Q for the quarterly period ended March 31, 2025 (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, such as those under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which statements involve substantial risks and uncertainties. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

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
•
general economic conditions, including inflation and changes in trade policies and tariffs, and their impact on us, consumer demand, average bill amounts and interchange fees;
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
•
our international expansion plans and ability to expand internationally; and
•
those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$245,849	$205,900
Restricted cash and cash equivalents	3,799	3,511
Accounts and other receivables, net of allowance for expected credit losses of $122 and $257, respectively	99,985	119,816
Income tax receivable	—	3,356
Prepaid expenses and other assets	11,880	13,058
Total current assets	361,513	345,641
Property and equipment, net	1,061	1,157
Capitalized internal-use software development costs, net	68,313	67,375
Intangible assets, net	16,938	19,076
Goodwill	131,817	131,815
Operating lease right-of-use assets	7,330	7,801
Deferred tax asset	1,380	367
Prepaid expenses and other assets, less current portion	2,536	3,015
Total assets	$590,888	$576,247
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55,664	$49,871
Accrued and other liabilities	18,513	26,462
Current portion of operating lease liabilities	2,097	2,090
Contract liabilities	3,375	2,937
Income tax payable	1,327	190
Total current liabilities	80,976	81,550
Operating lease liabilities, less current portion	5,809	6,318
Contract liabilities, less current portion	2,746	2,783
Accrued and other liabilities, less current portion	962	—
Total liabilities	90,493	90,651
Stockholders’ equity
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of March 31, 2025 and December 31, 2024; 35,090,301 and 32,136,989 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of March 31, 2025 and December 31, 2024; 90,034,121 and 92,699,294 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	390,944	389,904
Accumulated other comprehensive loss	(287)	(233)
Retained earnings	109,726	95,913
Total stockholders’ equity	500,395	485,596
Total liabilities and stockholders' equity	$590,888	$576,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$275,235	$184,875
Cost of revenue	209,211	132,150
Gross profit	66,024	52,725
Operating expenses
Research and development	15,101	12,051
Sales and marketing	26,051	23,239
General and administrative	9,183	9,092
Total operating expenses	50,335	44,382
Income from operations	15,689	8,343
Interest income, net	2,062	2,186
Other income	50	231
Income before income taxes	17,801	10,760
Provision for income taxes	(3,988)	(3,534)
Net income	$13,813	$7,226
Net income per share
Basic	$0.11	$0.06
Diluted	$0.11	$0.06
Weighted-average number of shares used to compute net income per share
Basic	124,941,781	123,945,778
Diluted	128,801,974	126,917,654
Comprehensive income
Net income	13,813	7,226
Foreign currency translation adjustments, net of tax	(54)	(42)
Comprehensive income	$13,759	$7,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances at December 31, 2024	124,836,283	$12	$389,904	$95,913	$(233)	$485,596
Stock-based compensation	—	—	2,932	—	—	2,932
Issuance of Class A common stock upon exercise of stock options	33,736	—	51	—	—	51
Issuance of Class A common stock upon vesting of restricted stock units	328,201	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(73,798)	—	(1,943)	—	—	(1,943)
Foreign currency translation adjustments	—	—	—	—	(54)	(54)
Net income	—	—	—	13,813	—	13,813
Balances at March 31, 2025	125,124,422	$12	$390,944	$109,726	$(287)	$500,395

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances at December 31, 2023	123,821,111	$12	$377,773	$51,744	$87	$429,616
Stock-based compensation	—	—	2,484	—	—	2,484
Issuance of Class A common stock upon exercise of stock options	69,246	—	100	—	—	100
Issuance of Class A common stock upon vesting of restricted stock units	235,619	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(42)	(42)
Net income	—	—	—	7,226	—	7,226
Balances at March 31, 2024	124,125,976	$12	$380,357	$58,970	$45	$439,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$13,813	$7,226
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,740	8,537
Deferred income taxes	(1,013)	92
Stock-based compensation	3,042	2,457
Amortization of capitalized warrants cost	559	476
Non-cash lease expense	573	601
Amortization of capitalized contract acquisition cost	418	451
Provision for expected credit losses and credit adjustments	1,440	835
Other non-cash adjustments	—	(213)
Change in operating assets and liabilities
Accounts and other receivables	18,386	(8,637)
Prepaid expenses and other assets	(377)	(993)
Accounts payable	5,691	5,793
Accrued and other liabilities	(7,120)	(8,166)
Operating lease liabilities	(604)	(541)
Contract liabilities	401	28
Income taxes receivable, net of payable	4,492	3,008
Net cash provided by operating activities	50,441	10,954
Cash flows from investing activities
Purchases of property and equipment	(60)	(116)
Purchases of interest-bearing deposits	—	(723)
Proceeds from matured interest-bearing deposits	1,051	602
Capitalized internal-use software development costs	(9,278)	(9,276)
Net cash used in investing activities	(8,287)	(9,513)
Cash flows from financing activities
Proceeds from exercise of stock-based awards	51	100
Payments of taxes withheld on net settled vesting of restricted stock units	(1,943)	—
Settlement of holdback liability related to prior acquisitions	—	(506)
Net cash used in financing activities	(1,892)	(406)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(25)	(78)
Net increase in cash, cash equivalents and Restricted cash	40,237	957
Cash and cash equivalents and Restricted cash at the beginning of period	209,411	183,195
Cash and cash equivalents and Restricted cash at the end of period	$249,648	$184,152
Reconciliation of Cash and cash equivalents and Restricted Cash:
Cash and cash equivalents at the beginning of period	205,900	179,361
Restricted cash at the beginning of period	3,511	3,834
Cash and cash equivalents and Restricted cash at the beginning of period	$209,411	$183,195
Cash and cash equivalents at the end of period	245,849	180,138
Restricted cash at the end of period	3,799	4,014
Cash and cash equivalents and Restricted cash at the end of period	$249,648	$184,152
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$508	$434
Non-cash investing activities:
Unpaid capitalized internal-use software development costs and equipment in accounts payable	$102	$103
Right-of-use assets obtained in exchange of operating lease obligations	$—	$97

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025 (the “2024 Form 10-K”).

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations and comprehensive income, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received, and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $125.8 million and $147.2 million as of March 31, 2025 and December 31, 2024, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the condensed consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the three months ended March 31, 2025 and 2024. As of December 31, 2024 and March 31, 2025, one reseller accounted for more than 10% of accounts receivable.

Segment Information

Effective January 1, 2025, the Company changed its reporting segment structure to a single reporting segment, and the composition of the information package provided to the chief operating decision maker (“CODM”) was amended to deliver more focused and relevant data for decision-making. Previously, the Company identified three operating segments with one reportable segment. Following an internal assessment and a change in the manner in which financial results are provided to and reviewed by the CODM, the Company determined that it now operates and reports as a single operating and reportable segment. The determination was made based on the evaluation of factors, including resource allocation, management oversight, and the consolidated review of financial performance by the CODM. As a result, segment disclosures in the Company’s financial statements is updated to reflect the new reporting structure.

The Company’s CODM is its chief executive officer and the CODM evaluates financial performance and makes resource allocation decisions based on consolidated financial information. The measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net income, as reported on the condensed consolidated statements of operations and comprehensive income. The CODM uses consolidated net income to assess overall Company performance, monitor progress toward financial targets, and make strategic decisions regarding the allocation of resources across functions and initiatives.

The accounting policies applied to the segments are the same as those described in the summary of significant accounting policies. All expense categories on the condensed consolidated statements of operations and comprehensive income are significant, and there are no other significant expenses that are reviewed or provided to the CODM, which would require disclosure.

Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.

Information related to the Company’s products and services is disclosed in Note 1. Information about geographical distribution of the Company’s revenue and long-lived assets is disclosed in Notes 3 and 4, respectively.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 included in the 2024 Form 10-K. There have been no significant changes to these policies during the three months ended March 31, 2025, except for "Segment Information" as described above.

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

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which is intended to enhance income tax disclosures around the rate reconciliation and income taxes paid. The purpose of the amendment is to provide readers of the financial statements with information to better assess the differences between the effective tax rate and the statutory tax rate across multiple jurisdictions, enabling them to understand tax implications around operational opportunities and potential future cash flows. The guidance is effective beginning with the Company's 2025 fiscal year Form

10-K for the fiscal year ending December 31, 2025. The adoption of ASU 2023-09 is not expected to have a material impact on the Company's financial position or results of operations.

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220), which requires additional disclosures, for interim and annual reporting, of expenses by nature, such as employee compensation, depreciation and amortization, and selling expenses. The updated standard will be effective for annual periods beginning in fiscal 2027 and interim periods beginning in the first quarter of fiscal 2028. Early adoption is permitted. This ASU will result in the required additional disclosures being included in the consolidated financial statements on a prospective basis, with the option for retrospective application, once adopted. The guidance is effective beginning with the Company's Form 10-K for the fiscal year ending December 31, 2027. The Company is currently evaluating the potential impact of adopting this new guidance on its condensed consolidated financial statements and related disclosures.

3. Revenue, Performance Obligations and Contract Balances

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Three Months Ended March 31,
	2025	2024

Payment transaction processing revenue	$273,280	$182,752
Other	1,955	2,123
Total revenue	$275,235	$184,875

Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

United States	$270,679	$181,301
Other	4,556	3,574
Total	$275,235	$184,875

Remaining Performance Obligations

As of March 31, 2025, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $6.1 million, of which the Company expects to recognize over 74% within the next two years, 21% between two to four years and the remainder thereafter. The timing of revenue recognition within the next four years is largely dependent upon the go-live dates of the Company's customers under the Company’s contracts.

As of March 31, 2025, the Company has contractual rights under its commercial agreements with customers and resellers to receive $63.8 million of fixed consideration related to the future minimum guarantees through 2029. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Liabilities

Contract liabilities consist of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Contract Liabilities:
Current	$3,375	$2,937
Non-current	2,746	2,783
Total contract liabilities	$6,121	$5,720

Revenue recognized during the three months ended March 31, 2025 and 2024 that was included in the contract liabilities balance at the beginning of each of the periods was $0.6 million and $0.9 million, respectively.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Computer equipment	$6,264	$6,178
Furniture and fixtures	1,737	1,724
Leasehold improvements	376	375
Total property and equipment	8,377	8,277
Less: Accumulated depreciation	(7,316)	(7,120)
Property and equipment, net	$1,061	$1,157

Depreciation expense recorded for property and equipment was $0.2 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

The Company's long lived assets primarily consist of computer equipment and furniture. The table below summarizes long-lived assets based on its geographical area (in thousands):

	March 31,	December 31,
	2025	2024
United States	$399	$450
Other	662	707
Total	$1,061	$1,157

5. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The goodwill reporting units were realigned into single reporting unit, consistent with the change to the Company's segment structure described in Note 2, "Segment Information". The changes in the carrying amount of goodwill during the three month ended March 31, 2025, relate to foreign currency translation adjustments.

Internal-use Software Development Costs

During the three months ended March 31, 2025 and 2024, the Company capitalized $9.4 million and $9.3 million in software development and implementation costs, respectively.

Amortization expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$5,638	$4,029
Research and development	2,788	2,282
Total	$8,426	$6,311

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$21,802	$(19,736)	$2,066	4.0
Customer relationship	31,951	(17,512)	14,439	8.0
Software and license	2,813	(2,813)	—	3.0
Trademark	4,038	(3,605)	433	4.0
Total	$60,604	$(43,666)	$16,938

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$21,798	$(18,675)	$3,123	4.0
Customer relationship	31,946	(16,689)	15,257	8.0
Software and license	2,797	(2,789)	8	3.0
Trademark	4,038	(3,350)	688	4.0
Total	$60,579	$(41,503)	$19,076

Amortization expense of intangible assets was $2.1 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, future expected amortization expense is as follows (in thousands):

Years Ending December 31,
2025	$4,951
2026	3,269
2027	3,269
2028	3,269
2029	2,180
Total future amortization expense	$16,938

There were no impairments of goodwill, internal-use software development costs or intangible assets in the three months ended March 31, 2025 and 2024.

6. Prepaid expenses and other assets

The composition of prepaid expenses and other assets is as follows (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid expenses and other assets:
Prepaid expenses	$7,130	$6,584
Contract acquisition costs	5,907	6,657
Other assets	1,379	2,832
Total prepaid expenses and other assets	$14,416	$16,073

Prepaid expenses and other assets:
Current	$11,880	$13,058
Non-current	2,536	3,015
Total prepaid expenses and other assets:	$14,416	$16,073

Contract acquisition costs consist of upfront customer contract discounts, unamortized warrants cost and sales commissions. Other assets consist of security deposit for leased properties, investment in term deposits and input tax receivables.

7. Accrued and Other Liabilities

The composition of accrued and other liabilities is as follows (in thousands):

	March 31,	December 31,
	2025	2024
Accrued and other liabilities
Payroll and employee-related expenses	$7,618	$16,650
Other accrued expenses	7,546	8,095
Other liabilities	4,311	1,717
Total accrued and other liabilities	$19,475	$26,462

Accrued and other liabilities
Current	$18,513	$26,462
Non-current	962	—
Total accrued and other liabilities	$19,475	$26,462

Other accrued expenses consist of professional services, insurance and legal accruals, obligations related to agency commissions and other miscellaneous accruals. Other liabilities primarily consist of amounts payable to customers related to refunds arising from various circumstances, including dispute settlements and other customer-related transactions.

8. Commitments and Contingencies

Other Commitments

The Company has entered into certain non-cancellable agreements for software and marketing services that specify all significant terms, including fixed or minimum services to be used, pricing provisions and the approximate timing of the transaction. Obligations under contracts that are cancellable or with remaining terms of 12 months or less are not included. There have been no material changes to the Company's contractual obligations or commitments outside of the ordinary course of business as compared to those described in the 2024 Form 10-K.

Legal Matters

The Company is involved from time to time in various claims and legal proceedings arising in the ordinary course of business. From time to time as appropriate, the Company accrues liabilities related to legal claims in its financial statements. Accrued liabilities related to legal matters are included within other accrued liabilities in Note 7. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its condensed consolidated financial statements. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that, as of March 31, 2025, except for potential losses associated with the estimated liabilities recorded in the condensed consolidated financial statements, no current claims and legal proceedings are expected to have a material adverse effect on its financial position, results of operations, or cash flows.

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

9. Equity

Warrants

On May 13, 2021, the Company entered into a warrant agreement with JPMC Strategic Investments I Corporation (“JPMC”), an affiliate of J.P. Morgan Securities LLC, an underwriter in our 2021 initial public offering ("IPO"), pursuant to which the Company agreed to issue a warrant to JPMC for up to 509,370 shares of Class A common stock upon completion of the IPO at an exercise price of $18.38 per share (the “May 2021 warrant agreement”). Upon completion of the IPO, 382,027 of the warrant shares vested and were exercisable. The vesting of the remaining 127,343 shares of Class A common stock underlying the warrant was subject to the achievement of certain commercial milestones through December 31, 2025 pursuant to a related commercial agreement with JPMorgan Chase Bank, National Association (“JPM Chase”), an affiliate of JPMC. As discussed below, this commercial agreement was amended in August 2022, and the achievement of certain commercial milestones was extended through December 31, 2026 and minimum revenue commitments were set for each of the calendar years through 2026. As of March 31, 2025, all 509,370 warrant shares were vested and exercisable under the May 2021 warrant agreement.

On August 29, 2022, the Company entered into a second warrant agreement with JPMC, in connection with an amendment to the Company's existing commercial agreement with JPM Chase discussed above, pursuant to which the Company issued a warrant to JPMC for up to 684,510 shares of Class A common stock at an exercise price of $10.10 per share (the “August 2022 warrant agreement”). Upon signing the August 2022 warrant agreement, 171,128 of the warrant shares vested and were exercisable. The vesting of the remaining 513,382 shares of Class A common stock underlying the warrant is subject to the achievement of certain commercial milestones through December 31, 2026 pursuant to the commercial agreement, as amended. As of March 31, 2025, 175,904 warrant shares were vested and exercisable under the August 2022 warrant agreement.

The Company accounts for the consideration payable in the form of warrants to its vendor as share based compensation expense. The warrant fair value was determined using the Black-Scholes pricing model in accordance with ASC 718, Compensation-Stock Compensation.

10. Stock-Based Compensation

In May 2021, the Company’s board of directors (the "Board") adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company's employees and any of its parent or subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year (subject to the Compensation Committee of the Board exercising discretion to increase or decrease such amount, the "Evergreen Addition") and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. On January 1, 2025, pursuant to the Evergreen Addition, approximately 5.0 million shares of Class A common stock were added to the 2021 Plan issuance reserve. At March 31, 2025, there were approximately 26.4 million remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the three months ended March 31, 2025 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2024	3,534,103	$8.47	4.26	$85,525
Options exercised	(33,736)	1.54
Options forfeited	(7,667)	0.28
Outstanding at March 31, 2025	3,492,700	$8.56	4.04	$61,279
Exercisable at March 31, 2025	3,479,030	$8.55	4.03	$61,046

There were no options granted during the three months ended March 31, 2025. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock.

At March 31, 2025, there was $0.1 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan, which is expected to be recognized over a remaining weighted-average period of 0.7 years.

Restricted Stock Units ("RSUs")

A summary of the Company’s RSU activity during the three months ended March 31, 2025 was as follows:

		Weighted-
		Average
	RSUs	Grant Date
	Outstanding	Fair Value
Awarded and unvested at December 31, 2024	2,096,168	$16.01
Awards granted	583,582	29.23
Awards vested	(328,201)	17.18
Awards forfeited	(35,796)	15.98
Awarded and unvested at March 31, 2025	2,315,753	$19.18

The fair value of RSU grants is determined based upon the market closing price of the Company’s Class A common stock on the date of grant. RSUs vest over the requisite service period, which is one year from the date of grant for directors and generally ranges between four years and five years from the date of grant for employees, subject to provision of services for non-employees and continued employment for employees.

At March 31, 2025, there was $42.6 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 3.9 years.

Stock-based compensation expense (including amortization of capitalized warrants cost for the three months ended March 31, 2025) included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Cost of revenue	$66	$51
Research and development	881	608
Sales and marketing	1,494	1,310
General and administrative	1,104	964
Total stock-based compensation	$3,545	$2,933

11. Income Taxes

The Company computes its tax provision for the three months ended March 31, 2025 by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.

The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 22.4% and 32.8%, respectively. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% in the above periods was primarily the result of permanent differences for disallowed stock-based compensation pursuant to Internal Revenue Code ("IRC") Section 162(m), state taxes and discrete benefits for excess tax benefits on stock-based compensation. In 2024, it was primarily the result of permanent differences for disallowed stock-based compensation pursuant to IRC Section 162(m), state taxes and the impact of the full valuation allowance that has since been released.

The Company forecasts an estimated effective tax rate in 2025, exclusive of discrete benefits, of 27%, which primarily differs from the U.S. federal statutory rate due to state taxes and permanent differences on nondeductible compensation.

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

The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted net income per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$13,813	$7,226
Denominator:
Weighted-average shares of common stock — basic	124,941,781	123,945,778
Dilutive effect of stock options	2,509,281	2,141,741
Dilutive effect of RSUs	1,043,077	754,844
Dilutive effect of warrants	307,835	75,291
Weighted-average shares of common stock — diluted	128,801,974	126,917,654
Net income per share
Basic	$0.11	$0.06
Diluted	$0.11	$0.06

The following table summarizes the weighted average securities that were excluded from the computation of diluted net income per share attributable to common stock as their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
RSUs	2,599	457,373
Warrants	—	448,881

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

Transactions Processed

	Three Months Ended March 31,
	2025	2024	% Growth
	(in millions)
Transactions processed	173.2	135.3	28.0%

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The number of transactions processed during the three months ended March 31, 2025 increased approximately 28.0% as compared to the same period in 2024. The increase was primarily driven by the addition of new billers and increased transactions from our existing billers.

Other Key Factors and Trends Affecting Our Operating Results

The discussion below includes a number of forward-looking statements regarding our future performance. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from matters referred to below, see the discussions under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” herein and in the 2024 Form 10-K.

Impact of Economic and Inflationary Trends

Economic uncertainty increased meaningfully in the first quarter of 2025, driven by growing concerns around new or evolving trade and tariff policies, geopolitical tensions, inflationary pressures, and the interest rate outlook. These factors have introduced a significant level of uncertainty to the economic outlook for the remainder of the year. The risk of a recession or tighter credit markets could lead certain customers to scale back spending, adopt lower-cost payment methods, or suspend operations. These shifts may adversely impact our performance through the rest of 2025.

Additionally, elevated inflation could negatively affect our results due to the time lag between inflationary impacts and our ability to adjust pricing strategies. We are closely monitoring these trends and will take further action as needed to maintain operational resilience, while continuing to adapt our financial and operational approach in response to evolving macroeconomic conditions.

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

Adjusted EBITDA

We calculate adjusted EBITDA as net income before interest income (expense), net, other income (expense), depreciation and amortization of acquisition-related intangible assets and capitalized software development costs, and income taxes, adjusted to exclude the effects of net foreign exchange gain (loss), stock-based compensation expense and certain nonrecurring expenses that management believes are not indicative of ongoing operations.

Free Cash Flow

We calculate free cash flow as net cash provided by (used in) operating activities less capital expenditures, other intangible assets acquired, and capitalized internal-use software development costs.

How we use Non-GAAP Measures

We use non-GAAP measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management and our board of directors to more fully understand our consolidated financial performance from period to period and helps management project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP measures provide our investors with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period-to-period comparisons. In particular, we exclude interchange and assessment fees in the presentation of contribution profit because we believe inclusion is less directly reflective of our operating performance as we do not control the payment method or channel used by consumers, which is the primary determinant of the amount of interchange and assessment fees. We use contribution profit to measure the amount available to fund our operations after interchange and assessment fees, which are directly linked to the number of transactions we process and thus our revenue and gross profit. There are limitations to the use of the non-GAAP measures presented in this report. Our non-GAAP measures may not be comparable to similarly titled measures of other companies; other companies, including companies in our industry, may calculate non-GAAP measures differently than we do, limiting the usefulness of those measures for comparative purposes. These non-GAAP measures should not be considered in isolation from or as a substitute for financial measures prepared in accordance with GAAP.

We also urge you to review the reconciliation of these non-GAAP financial measures included below. To properly and prudently evaluate our business, we encourage you to review the condensed consolidated financial statements and related notes included elsewhere in this report and to not rely on any single financial measure to evaluate our business.

Contribution Profit

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Gross profit	$66,024	$52,725
Plus: other cost of revenue	21,618	16,642
Contribution profit	$87,642	$69,367

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors substantially outside of our control, including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the three months ended March 31, 2025 increased approximately 26.3%, as compared to the same period in 2024. The increase was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions.

Adjusted Gross Profit

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Gross profit	$66,024	$52,725
Stock-based compensation	66	51
Amortization of capitalized software development costs	5,638	4,029
Amortization of acquisition-related intangibles	828	830
Adjusted gross profit	$72,556	$57,635

Adjusted gross profit for the three months ended March 31, 2025 increased 25.9%, as compared to the same period in 2024. Adjusted gross profit improved in line with contribution profit. Adjusted gross profit as a percentage of contribution profit decreased modestly, as a result of changes in customer mix resulting primarily from the addition of large, high-volume enterprise billers with lower margins in our biller mix. This decline was partially offset the realization of economies of scale. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization and stock-based compensation recorded in cost of revenue. The increase in amortization was driven by additional capitalization of software development costs.

Adjusted EBITDA

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income — GAAP	$13,813	$7,226
Interest income, net	(2,062)	(2,186)
Other income(1)	—	(213)
Provision for income taxes	3,988	3,534
Amortization of capitalized software development costs	8,426	6,311
Amortization of acquisition-related intangibles	2,137	2,021
Depreciation	177	205
EBITDA	$26,479	$16,898

Adjustments
Foreign exchange gain	(50)	(18)
Stock-based compensation	3,545	2,933
Adjusted EBITDA	$29,974	$19,813

(1) Other income consists of a remeasurement adjustment relating to the purchase price of a prior acquisition.

Adjusted EBITDA is a measure of profitability and generally is expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. Adjusted EBITDA increased 51.3% in the three months ended March 31, 2025, as compared to the same period in 2024. The increase was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions.

Free Cash Flow

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$50,441	$10,954
Purchases of property and equipment	(60)	(116)
Capitalized internal-use software development costs	(9,278)	(9,276)
Free cash flow	$41,103	$1,562

The increase in free cash flow for the three months ended March 31, 2025 was primarily driven by higher cash generated from operations.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands)
Revenue	$275,235	$184,875	$90,360	48.9%
Cost of revenue	209,211	132,150	77,061	58.3%
Gross profit	66,024	52,725	13,299	25.2%
Gross margin (1)	24.0%	28.5%
Operating expenses
Research and development	15,101	12,051	3,050	25.3%
Sales and marketing	26,051	23,239	2,812	12.1%
General and administrative	9,183	9,092	91	1.0%
Total operating expenses	50,335	44,382	5,953	13.4%
Income from operations	15,689	8,343	7,346	88.0%
Interest income, net	2,062	2,186	(124)	(5.7)%
Other income (2)	50	231	(181)	(78.4)%
Income before income taxes	17,801	10,760	7,041	65.4%
Provision for income taxes	(3,988)	(3,534)	(454)	12.8%
Net income	$13,813	$7,226	$6,587	91.2%

(1) Gross margin is calculated as gross profit divided by revenue.

(2) Other income for the three months ended March 31, 2024 includes a remeasurement adjustment relating to the purchase price of a prior acquisition.

The following table presents the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024
Revenue	100.0%	100.0%
Cost of revenue	76.0%	71.5%
Gross profit	24.0%	28.5%
Operating expenses
Research and development	5.5%	6.5%
Sales and marketing	9.5%	12.6%
General and administrative	3.3%	4.9%
Total operating expenses	18.3%	24.0%
Income from operations	5.7%	4.5%
Interest income, net	0.7%	1.2%
Other income	0.0%	0.1%
Income before income taxes	6.4%	5.8%
Provision for income taxes	(1.4)%	(1.9)%
Net income	5.0%	3.9%

Comparison of the Three Months Ended March 31, 2025 and 2024

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

Gross margin decreased due to changes in customer mix resulting primarily from the addition of large, high-volume enterprise billers with lower margins in our biller mix. This decline was partially offset by the realization of economies of scale.

Research and Development Expenses

The increase in research and development expenses was primarily due to increases in cloud computing services expenses due to higher utilization of cloud-based infrastructure and increased data processing demands, amortization of capitalized internal-use software development costs and employee-related costs, including benefits due to increased headcount and merit increases in annual compensation.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to an increase in reseller commissions, including amortization of warrants.

General and Administrative Expenses

The marginal increase in general and administrative expenses was primarily due to increases in professional fees and legal fees, which were offset by lower cost of insurance premiums of certain business policies.

Interest income, net

The changes in interest income, net was a result of higher cash balances held with banks, offset by lower interest rate.

Income Taxes

The change in provision for income taxes as well as the decrease in the Company's effective tax rate, which was 22.4% for the three months ended March 31, 2025 as compared to 32.8% for the same period in the prior year, was primarily the result of permanent differences for disallowed stock-based compensation pursuant to IRC Section 162(m), state taxes and discrete benefits for excess tax benefits on stock-based compensation. In 2024, it was primarily the result of permanent differences for disallowed compensation pursuant to IRC Section 162(m), state taxes and the impact of the full valuation allowance that has since been released.

Liquidity and Capital Resources

Sources and Uses of Funds

As of March 31, 2025, we had $245.8 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees and subscriptions. Our principal uses of cash are funding operations and capital expenditures.

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

Historical Cash Flows

The following table summarizes our condensed consolidated cash flows.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in)
Operating activities	$50,441	$10,954
Investing activities	(8,287)	(9,513)
Financing activities	(1,892)	(406)
Effects of foreign exchange on cash	(25)	(78)
Net increase in cash, cash equivalents and restricted cash	$40,237	$957

Net Cash Provided by Operating Activities

Our primary source of operating cash is revenue from payment transaction fees. Our primary uses of operating cash are personnel-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners. Net cash provided by operating activities for the three months ended March 31, 2025 was $50.4 million. Net income was $13.8 million, adjusted for non-cash charges of $15.8 million, consisting primarily of depreciation and amortization, stock-based compensation, amortization of capitalized contract acquisition costs and warrant cost, non-cash lease expense and provision for expected credit losses and credit adjustments, which contributed positively to cash provided from operating activities. This was additionally supported by net cash inflows of $20.9 million provided by changes in our operating assets and liabilities.

Net cash provided by operating activities for the three months ended March 31, 2024 was $11.0 million. Net income was $7.2 million, adjusted for non-cash charges of $13.2 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of capitalized contract acquisition costs and warrant cost, non-cash lease expense and provision for expected credit losses and credit adjustments, which contributed positively to cash provided from operating activities. This was offset by net cash outflows of $9.5 million due to changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 consisted of $9.3 million of capitalized internal-use software development costs and $0.1 million of purchases of property and equipment, offset by $1.1 million cash inflow from net change in interest-bearing deposits.

Net cash used in investing activities for the three months ended March 31, 2024 consisted of $9.3 million of capitalized internal-use software development costs, $0.1 million of purchases of property and equipment and $0.1 million from net change in interest-bearing deposits.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 consisted of $1.9 million of payments of taxes withheld on net settled vesting of restricted stock units, which was offset by $0.1 million of proceeds from the exercise of stock-based awards by employees.

Net cash used in financing activities for the three months ended March 31, 2024 consisted of $0.5 million of settlement of holdback liability relating to a prior acquisition, which was offset by $0.1 million of proceeds from the exercise of stock-based awards by employees.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2024 Form 10-K. Except for those disclosed in Note 2 "Summary of Significant Accounting Policies" of this Quarterly Report on Form 10-Q, there have been no material changes in our critical accounting policies and estimates since December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our exposures to market risk since December 31, 2024. For details on the Company’s interest rate, foreign currency exchange, and inflation risks, see Part I, Item 7A. “Quantitative and Qualitative Information About Market Risk” in our 2024 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in claims, regulatory examinations or investigations and legal proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, and the Company’s ultimate liability, if any, is inherently uncertain. Furthermore, we may become subject to stockholder inspection demands under Delaware law and derivative or other similar litigation. We are not currently party to any material legal proceedings, and, except as referred to in Note 8 to the condensed consolidated financial statements, we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Item 1A. of our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K.

Item 6. Exhibits.

(a) Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1.1	Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	8-K	001-40429	3.1	May 28, 2021
3.1.2	Amendment to Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	10-Q	001-40429	3.1	August 7, 2023
3.2	Amended and Restated Bylaws of Paymentus Holdings, Inc.	8-K	001-40429	3.2	November 14, 2022
10.1+	Form of Restricted Stock Unit Award Agreement (for Independent Contractors) under the 2021 Equity Incentive Plan					X
10.2+	Form of Restricted Stock Award Agreement under the 2021 Equity Incentive Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Indicates a management contract or compensatory plan or arrangement

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

PAYMENTUS HOLDINGS, INC.

Date: May 7, 2025	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Sanjay Kalra
Sanjay Kalra
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)