Form 10-Q
period 2025-06-30
Paymentus Holdings, Inc.
filed 2025-08-05
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 45,348,953 shares of Class A Common Stock, $0.0001 par value per share and 79,915,356 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This report on Form 10-Q for the quarterly period ended June 30, 2025 (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, such as those under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which statements involve substantial risks and uncertainties. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

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
•
our international expansion plans and ability to expand internationally; and
•
those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 and our subsequent Quarterly Reports on Form 10-Q, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$266,422	$205,900
Restricted cash and cash equivalents	3,623	3,511
Accounts and other receivables, net of allowance for expected credit losses of $71 and $257, respectively	96,589	119,816
Income tax receivable	3,781	3,356
Prepaid expenses and other assets	10,511	13,058
Total current assets	380,926	345,641
Property and equipment, net	1,040	1,157
Capitalized internal-use software development costs, net	69,053	67,375
Intangible assets, net	14,809	19,076
Goodwill	131,836	131,815
Operating lease right-of-use assets	7,494	7,801
Deferred tax asset	2,364	367
Prepaid expenses and other assets, less current portion	2,001	3,015
Total assets	$609,523	$576,247
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$52,584	$49,871
Accrued and other liabilities	24,891	26,462
Current portion of operating lease liabilities	2,233	2,090
Contract liabilities	3,771	2,937
Income tax payable	—	190
Total current liabilities	83,479	81,550
Operating lease liabilities, less current portion	5,810	6,318
Contract liabilities, less current portion	2,666	2,783
Accrued and other liabilities, less current portion	869	—
Total liabilities	92,824	90,651
Stockholders’ equity
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of June 30, 2025 and December 31, 2024; 45,277,062 and 32,136,989 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4	3
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of June 30, 2025 and December 31, 2024; 79,986,209 and 92,699,294 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	8	9
Additional paid-in capital	392,478	389,904
Accumulated other comprehensive loss	(224)	(233)
Retained earnings	124,433	95,913
Total stockholders’ equity	516,699	485,596
Total liabilities and stockholders' equity	$609,523	$576,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$280,077	$197,422	$555,312	$382,297
Cost of revenue	208,600	138,671	417,811	270,821
Gross profit	71,477	58,751	137,501	111,476
Operating expenses
Research and development	15,231	12,535	30,332	24,586
Sales and marketing	29,610	26,766	55,661	50,005
General and administrative	10,714	9,214	19,897	18,306
Total operating expenses	55,555	48,515	105,890	92,897
Income from operations	15,922	10,236	31,611	18,579
Interest income, net	2,336	2,194	4,398	4,380
Other income	111	39	161	270
Income before income taxes	18,369	12,469	36,170	23,229
Provision for income taxes	(3,662)	(3,105)	(7,650)	(6,639)
Net income	$14,707	$9,364	$28,520	$16,590
Net income per share
Basic	$0.12	$0.08	$0.23	$0.13
Diluted	$0.11	$0.07	$0.22	$0.13
Weighted-average number of shares used to compute net income per share
Basic	125,077,964	124,264,789	125,066,334	124,106,046
Diluted	129,030,539	127,252,366	128,967,807	127,074,921
Comprehensive income
Net income	14,707	9,364	28,520	16,590
Foreign currency translation adjustments, net of tax	63	(40)	9	(82)
Comprehensive income	$14,770	$9,324	$28,529	$16,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances at December 31, 2024	124,836,283	$12	$389,904	$95,913	$(233)	$485,596
Stock-based compensation	—	—	2,932	—	—	2,932
Issuance of Class A common stock upon exercise of stock options	33,736	—	51	—	—	51
Issuance of Class A common stock upon vesting of restricted stock units	328,201	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(73,798)	—	(1,943)	—	—	(1,943)
Foreign currency translation adjustments	—	—	—	—	(54)	(54)
Net income	—	—	—	13,813	—	13,813
Balances at March 31, 2025	125,124,422	$12	$390,944	$109,726	$(287)	$500,395
Stock-based compensation	—	—	3,315	—	—	3,315
Issuance of Class A common stock upon exercise of stock options	28,240	—	40	—	—	40
Issuance of Class A common stock upon vesting of restricted stock units	157,818	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(47,209)	—	(1,821)	—	—	(1,821)
Foreign currency translation adjustments	—	—	—	—	63	63
Net income	—	—	—	14,707	—	14,707
Balances at June 30, 2025	125,263,271	$12	$392,478	$124,433	$(224)	$516,699

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances at December 31, 2023	123,821,111	$12	$377,773	$51,744	$87	$429,616
Stock-based compensation	—	—	2,484	—	—	2,484
Issuance of Class A common stock upon exercise of stock options	69,246	—	100	—	—	100
Issuance of Class A common stock upon vesting of restricted stock units	235,619	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(42)	(42)
Net income	—	—	—	7,226	—	7,226
Balances at March 31, 2024	124,125,976	$12	$380,357	$58,970	$45	$439,384
Stock-based compensation	—	—	2,882	—	—	2,882
Issuance of Class A common stock upon exercise of stock options	115,775	—	37	—	—	37
Issuance of Class A common stock upon vesting of restricted stock units	232,728	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(40)	(40)
Net income	—	—	—	9,364	—	9,364
Balances at June 30, 2024	124,474,479	$12	$383,276	$68,334	$5	$451,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$28,520	$16,590
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,223	17,506
Deferred income taxes	(1,991)	177
Stock-based compensation	7,770	5,303
Amortization of capitalized warrants cost	1,124	953
Non-cash lease expense	1,158	1,293
Amortization of capitalized contract acquisition cost	873	881
Provision for expected credit losses and credit adjustments	3,038	1,630
Other non-cash adjustments	—	(213)
Change in operating assets and liabilities
Accounts and other receivables	20,220	(15,321)
Prepaid expenses and other assets	986	(81)
Accounts payable	2,516	7,950
Accrued and other liabilities	(2,421)	(4,118)
Operating lease liabilities	(1,225)	(1,168)
Contract liabilities	716	(1,053)
Income taxes receivable, net of payable	(587)	(1,345)
Net cash provided by operating activities	81,920	28,984
Cash flows from investing activities
Purchases of property and equipment	(176)	(304)
Purchases of interest-bearing deposits	(913)	(1,313)
Proceeds from matured interest-bearing deposits	1,547	1,190
Capitalized internal-use software development costs	(18,166)	(18,362)
Net cash used in investing activities	(17,708)	(18,789)
Cash flows from financing activities
Proceeds from exercise of stock-based awards	91	137
Payments of taxes withheld on net settled vesting of restricted stock units	(3,764)	—
Settlement of holdback liability related to prior acquisitions	—	(506)
Net cash used in financing activities	(3,673)	(369)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	95	(141)
Net increase in cash, cash equivalents and Restricted cash	60,634	9,685
Cash and cash equivalents and Restricted cash at the beginning of period	209,411	183,195
Cash and cash equivalents and Restricted cash at the end of period	$270,045	$192,880
Reconciliation of Cash and cash equivalents and Restricted Cash:
Cash and cash equivalents at the beginning of period	205,900	179,361
Restricted cash at the beginning of period	3,511	3,834
Cash and cash equivalents and Restricted cash at the beginning of period	$209,411	$183,195
Cash and cash equivalents at the end of period	266,422	188,810
Restricted cash at the end of period	3,623	4,070
Cash and cash equivalents and Restricted cash at the end of period	$270,045	$192,880
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$10,256	$7,746
Non-cash investing activities:
Right-of-use assets obtained in exchange of operating lease obligations	$510	$96

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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations and comprehensive income, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received, and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $128.9 million and $147.2 million as of June 30, 2025 and December 31, 2024, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the condensed consolidated balance sheets. As of December 31, 2024 and June 30, 2025, one reseller accounted for more than 10% of accounts receivable.

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

The Company’s CODM is its chief executive officer, and the CODM evaluates financial performance and makes resource allocation decisions based on consolidated financial information. The measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net income, as reported on the condensed consolidated statements of operations and comprehensive income. The CODM uses consolidated net income to assess overall Company performance, monitor progress toward financial targets, and make strategic decisions regarding the allocation of resources across functions and initiatives.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 included in the 2024 Form 10-K. There have been no significant changes to these policies during the three and six months ended June 30, 2025, except for "Segment Information" as described above.

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

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which is intended to enhance income tax disclosures around the rate reconciliation and income taxes paid. The purpose of the amendment is to provide readers of the financial statements with information to better assess the differences between the effective tax rate and the statutory tax rate across multiple jurisdictions, enabling them to understand tax implications around operational opportunities and potential future cash flows. The guidance is effective beginning with the Company's Form 10-K for the fiscal year ending December 31, 2025. The adoption of ASU 2023-09 is not expected to have a material impact on the Company's financial position or results of operations.

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

3. Revenue, Performance Obligations and Contract Balances

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Payment transaction processing revenue	$278,080	$193,564	$551,360	$376,316
Other	1,997	3,858	3,952	5,981
Total revenue	$280,077	$197,422	$555,312	$382,297

Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

United States	$275,417	$193,483	$546,096	$374,784
Other	4,660	3,939	9,216	7,513
Total	$280,077	$197,422	$555,312	$382,297

Remaining Performance Obligations

As of June 30, 2025, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $6.4 million, of which the Company expects to recognize over 75% within the next two years, 17% between two to four years and the remainder thereafter. The timing of revenue recognition within the next four years is largely dependent upon the go-live dates of the Company's customers under the Company’s contracts.

As of June 30, 2025, the Company has contractual rights under its commercial agreements with customers and resellers to receive $54.1 million of fixed consideration related to the future minimum guarantees through 2029. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Liabilities

Contract liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Contract Liabilities:
Current	$3,771	$2,937
Non-current	2,666	2,783
Total contract liabilities	$6,437	$5,720

Revenue recognized during the three months ended June 30, 2025 and 2024 that was included in the contract liabilities balance at the beginning of each of the periods was $0.3 million and $2.1 million, respectively. Revenue recognized during the six months ended June 30, 2025 and 2024 that was included in the contract liabilities balance at the beginning of each of the periods was $0.9 million and $2.9 million, respectively.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Computer equipment	$6,467	$6,178
Furniture and fixtures	1,832	1,724
Leasehold improvements	387	375
Total property and equipment	8,686	8,277
Less: Accumulated depreciation	(7,646)	(7,120)
Property and equipment, net	$1,040	$1,157

Depreciation expense recorded for property and equipment was $0.2 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

The Company's long-lived assets primarily consist of computer equipment and furniture. The table below summarizes long-lived assets based on its geographical area (in thousands):

	June 30,	December 31,
	2025	2024
United States	$361	$450
Other	679	707
Total	$1,040	$1,157

5. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The goodwill reporting units were realigned into a single reporting unit, consistent with the change to the Company's segment structure described in Note 2, "Segment Information." The changes in the carrying amount of goodwill during the three and six months ended June 30, 2025 relate to foreign currency translation adjustments.

Internal-use Software Development Costs

During the three months ended June 30, 2025 and 2024, the Company capitalized $8.9 million and $9.1 million of costs related to internal-use software development, respectively. During the six months ended June 30, 2025 and 2024, the Company capitalized $18.3 million and $18.4 million of costs related to internal-use software development, respectively.

Amortization expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$5,517	$4,366	$11,155	$8,395
Research and development	2,672	2,373	5,460	4,655
Total	$8,189	$6,739	$16,615	$13,050

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$21,827	$(20,818)	$1,009	4.0
Customer relationship	31,982	(18,360)	13,622	8.0
Software and license	2,926	(2,926)	—	3.0
Trademark	4,038	(3,860)	178	4.0
Total	$60,773	$(45,964)	$14,809

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$21,798	$(18,675)	$3,123	4.0
Customer relationship	31,946	(16,689)	15,257	8.0
Software and license	2,797	(2,789)	8	3.0
Trademark	4,038	(3,350)	688	4.0
Total	$60,579	$(41,503)	$19,076

Amortization expense of intangible assets was $2.1 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively, and $4.3 million and $4.0 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, future expected amortization expense is as follows (in thousands):

Years Ending December 31,
2025	$2,822
2026	3,269
2027	3,269
2028	3,269
2029	2,180
Total future amortization expense	$14,809

There were no impairments of goodwill, internal-use software development costs or intangible assets in the three or six months ended June 30, 2025 or 2024.

6. Prepaid expenses and other assets

The composition of prepaid expenses and other assets is as follows (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid expenses and other assets:
Prepaid expenses	$5,362	$6,584
Contract acquisition costs	5,223	6,657
Other assets	1,927	2,832
Total prepaid expenses and other assets	$12,512	$16,073

Contract acquisition costs consist of upfront customer contract discounts, unamortized warrants cost and sales commissions. Other assets consist of security deposits for leased properties, investment in term deposits and input tax receivables.

7. Accrued and Other Liabilities

The composition of accrued and other liabilities is as follows (in thousands):

	June 30,	December 31,
	2025	2024
Accrued and other liabilities
Payroll and employee-related expenses	$11,030	$16,650
Other accrued expenses	9,335	8,095
Other liabilities	5,395	1,717
Total accrued and other liabilities	$25,760	$26,462

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

Legal Matters

The Company is involved from time to time in various claims and legal proceedings arising in the ordinary course of business. From time to time as appropriate, the Company accrues liabilities related to legal claims in its financial statements. Accrued liabilities related to legal matters are included within other accrued expenses in Note 7. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its condensed consolidated financial statements. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that, as of June 30, 2025, except for potential losses associated with the estimated liabilities recorded in the condensed consolidated financial statements, no current claims and legal proceedings are expected to have a material adverse effect on its financial position, results of operations, or cash flows.

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

9. Equity

Warrants

On May 13, 2021, the Company entered into a warrant agreement with JPMC Strategic Investments I Corporation (“JPMC”), an affiliate of J.P. Morgan Securities LLC, an underwriter in our 2021 initial public offering ("IPO"), pursuant to which the Company agreed to issue a warrant to JPMC for up to 509,370 shares of Class A common stock upon completion of the IPO at an exercise price of $18.38 per share (the “May 2021 warrant agreement”). Upon completion of the IPO, 382,027 of the warrant shares vested and were exercisable. The vesting of the remaining 127,343 shares of Class A common stock underlying the warrant was subject to the achievement of certain commercial milestones through December 31, 2025 pursuant to a related commercial agreement with JPMorgan Chase Bank, National Association (“JPM Chase”), an affiliate of JPMC. As discussed below, this commercial agreement was amended in August 2022, and the achievement of certain commercial milestones was extended through December 31, 2026 and minimum revenue commitments were set for each of the calendar years through 2026. As of June 30, 2025, all 509,370 warrant shares were vested and exercisable under the May 2021 warrant agreement.

On August 29, 2022, the Company entered into a second warrant agreement with JPMC, in connection with an amendment to the Company's existing commercial agreement with JPM Chase discussed above, pursuant to which the Company issued a warrant to JPMC for up to 684,510 shares of Class A common stock at an exercise price of $10.10 per share (the “August 2022 warrant agreement”). Upon signing the August 2022 warrant agreement, 171,128 of the warrant shares vested and were exercisable. The vesting of the remaining 513,382 shares of Class A common stock underlying the warrant is subject to the achievement of certain commercial milestones through December 31, 2026 pursuant to the commercial agreement, as amended. As of June 30, 2025, 175,904 warrant shares were vested and exercisable under the August 2022 warrant agreement.

The Company accounts for the consideration payable in the form of warrants to its vendor as share based compensation expense. The warrant fair value was determined using the Black-Scholes pricing model in accordance with ASC 718, Compensation-Stock Compensation.

10. Stock-Based Compensation

In May 2021, the Company’s board of directors (the "Board") adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company's employees and any of its parent or subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year (subject to the Compensation Committee of the Board exercising discretion to increase or decrease such amount, the "Evergreen Addition") and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. On January 1, 2025, pursuant to the Evergreen Addition, approximately 5.0 million shares of Class A common stock were added to the 2021 Plan issuance reserve. At June 30, 2025, there were approximately 26.4 million remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the six months ended June 30, 2025 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2024	3,534,103	$8.47	4.26	$85,525
Options exercised	(61,976)	1.46
Options forfeited	(7,667)	0.28
Outstanding at June 30, 2025	3,464,460	$8.61	3.81	$83,620
Exercisable at June 30, 2025	3,456,085	$8.61	3.81	$83,422

There were no options granted during the six months ended June 30, 2025. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock.

At June 30, 2025, there was $0.1 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan, which is expected to be recognized over a remaining weighted-average period of 0.5 years.

Restricted Stock Units ("RSUs")

A summary of the Company’s RSU activity during the six months ended June 30, 2025 was as follows:

		Weighted-
		Average
	RSUs	Grant Date
	Outstanding	Fair Value
Awarded and unvested at December 31, 2024	2,096,168	$16.01
Awards granted	605,306	29.39
Awards vested	(486,019)	16.56
Awards forfeited	(40,967)	17.17
Awarded and unvested at June 30, 2025	2,174,488	$19.59

The fair value of RSU grants is determined based upon the market closing price of the Company’s Class A common stock on the date of grant. RSUs vest over the requisite service period, which is one year from the date of grant for directors and generally ranges between four years and five years from the date of grant for employees, subject to continued provision of services for non-employees and continued employment for employees.

At June 30, 2025, there was $39.9 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 3.7 years.

Stock-based compensation expense (including amortization of capitalized warrants cost) included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Cost of revenue	$83	$66	$149	$117
Research and development	1,160	846	2,041	1,454
Sales and marketing	2,312	1,494	3,806	2,804
General and administrative	1,733	917	2,837	1,881
Total stock-based compensation	$5,288	$3,323	$8,833	$6,256

11. Income Taxes

The Company computes its tax provision for the three and six months ended June 30, 2025 by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.

The Company’s effective tax rate for the three and six months ended June 30, 2025 was 19.9% and 21.2%, respectively, and for the three and six months ended June 30, 2024 was 24.9% and 28.6%, respectively. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% in the above periods was primarily the result of permanent differences for disallowed stock-based compensation pursuant to Internal Revenue Code ("IRC") Section 162(m), state taxes and discrete benefits for excess tax benefits on stock-based compensation and prior year Canadian research and development ("R&D") credit claims. In 2024, it was primarily the result of permanent differences for disallowed stock-based compensation pursuant to IRC Section 162(m), state taxes and the impact of the full valuation allowance.

The Company forecasts an estimated effective tax rate in 2025, exclusive of discrete benefits, of 27%, which primarily differs from the U.S. federal statutory rate due to state taxes and permanent differences on nondeductible compensation.

On July 4, 2025, H.R. 1, known as The One Big Beautiful Bill Act (the "OBBBA"), was enacted. The OBBBA contains significant changes to corporate taxation, including increased deductions for capital spending, expensing of domestic R&D costs, and increased deductibility of interest expense deductions. The Company is currently evaluating the provisions of the new law and potential effects to the financial statements as a result of the enactment of the OBBBA.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$14,707	$9,364	$28,520	$16,590
Denominator:
Weighted-average shares of common stock — basic	125,077,964	124,264,789	125,066,334	124,106,046
Dilutive effect of stock options	2,584,773	2,167,559	2,551,462	2,157,147
Dilutive effect of RSUs	1,016,437	709,580	1,018,724	721,860
Dilutive effect of warrants	351,365	110,438	331,287	89,868
Weighted-average shares of common stock — diluted	129,030,539	127,252,366	128,967,807	127,074,921
Net income per share
Basic	$0.12	$0.08	$0.23	$0.13
Diluted	$0.11	$0.07	$0.22	$0.13

The following table summarizes the weighted average securities that were excluded from the computation of diluted net income per share attributable to common stock as their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs	3,633	206,514	3,730	205,176

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

Transactions Processed

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Growth	2025	2024	% Growth
	(in millions)			(in millions)
Transactions processed	175.8	140.4	25.2%	349.0	275.7	26.6%

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The increase in number of transactions processed during the three and six months ended June 30, 2025 as compared to the same periods in 2024 was primarily driven by the addition of new billers and increased transactions from our existing billers.

Other Key Factors and Trends Affecting Our Operating Results

The discussion below includes a number of forward-looking statements regarding our future performance. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from matters referred to below, see the discussions under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” herein and in the 2024 Form 10-K. Further, we are currently analyzing the provisions of the One Big Beautiful Bill Act and assessing its potential effects on our business, financial condition, results of operations, and cash flows.

Impact of Economic and Inflationary Trends

Significant economic uncertainty is expected to persist through the remainder of 2025, driven by concerns over trade policies, geopolitical tensions, stubborn inflation, and the interest rate outlook. For our business, these pressures may influence consumer payment patterns in competing ways. An economic slowdown could reduce our revenue per transaction and overall volume should consumers switch to lower-cost payment methods or defer payments. Conversely, a higher frequency of partial payments could increase our total transaction count, providing a potential offset. The net effect of these variables on our transaction-based revenues remains the key uncertainty for our financial performance.

Additionally, elevated inflation could negatively affect our results due to the time lag between inflationary impacts and our ability to adjust pricing strategies. We are closely monitoring these macroeconomic trends and will take further action as needed to maintain operational resilience, while continuing to adapt our financial and operational approach in response to the evolving economic landscape.

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

Contribution Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Gross profit	$71,477	$58,751	$137,501	$111,476
Plus: other cost of revenue	22,051	17,730	43,669	34,372
Contribution profit	$93,528	$76,481	$181,170	$145,848

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors substantially outside of our control, including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the three and six months ended June 30, 2025 increased approximately

22.3% and 24.2%, respectively, as compared to the same periods in 2024. The increase was driven by growth in transaction count and volume driven from both new and existing billers and financial institutions.

Adjusted Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Gross profit	$71,477	$58,751	$137,501	$111,476
Stock-based compensation	83	66	149	117
Amortization of capitalized software development costs	5,517	4,366	11,155	8,395
Amortization of acquisition-related intangibles	829	827	1,657	1,657
Adjusted gross profit	$77,906	$64,010	$150,462	$121,645

Adjusted gross profit for the three and six months ended June 30, 2025 increased 21.7% and 23.7%, respectively, as compared to the same periods in 2024. Adjusted gross profit improved in line with contribution profit. Adjusted gross profit as a percentage of contribution profit decreased modestly, as a result of changes in customer mix resulting primarily from the addition of large, high-volume enterprise billers with lower margins in our biller mix. This decline was partially offset by the realization of economies of scale. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization and stock-based compensation recorded in cost of revenue. The increase in amortization was driven by additional capitalization of software development costs.

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income — GAAP	$14,707	$9,364	$28,520	$16,590
Interest income, net	(2,336)	(2,194)	(4,398)	(4,380)
Other income(1)	—	—	—	(213)
Provision for income taxes	3,662	3,105	7,650	6,639
Amortization of capitalized software development costs	8,189	6,739	16,615	13,050
Amortization of acquisition-related intangibles	2,130	2,020	4,267	4,041
Depreciation	164	210	341	415
EBITDA	$26,516	$19,244	$52,995	$36,142

Adjustments
Foreign exchange gain	(111)	(39)	(161)	(57)
Stock-based compensation	5,288	3,323	8,833	6,256
Adjusted EBITDA	$31,693	$22,528	$61,667	$42,341

(1) Other income for the six months ended June 30, 2024 includes a remeasurement adjustment relating to the purchase price of a prior acquisition.

Adjusted EBITDA is a measure of profitability and generally is expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. Adjusted EBITDA increased 40.7% and 45.6% in the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increase was primarily attributable to higher revenues generated from growth in transaction volumes from both new and existing billers and financial institutions. The rate of growth in Adjusted EBITDA exceeded the rate of growth in both contribution profit and adjusted gross profit, reflecting the operating leverage inherent in our business, as certain operating expenses are largely fixed and did not increase in proportion to the growth in revenue.

Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net cash provided by operating activities	$31,479	$18,030	$81,920	$28,984
Purchases of property and equipment	(116)	(188)	(176)	(304)
Capitalized internal-use software development costs	(8,888)	(9,086)	(18,166)	(18,362)
Free cash flow	$22,475	$8,756	$63,578	$10,318

The increase in free cash flow for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily driven by higher cash generated from operations.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)
Revenue	$280,077	$197,422	$82,655	41.9%	$555,312	$382,297	173,015	45.3%
Cost of revenue	208,600	138,671	69,929	50.4%	417,811	270,821	146,990	54.3%
Gross profit	71,477	58,751	12,726	21.7%	137,501	111,476	26,025	23.3%
Gross margin (1)	25.5%	29.8%			24.8%	29.2%
Operating expenses
Research and development	15,231	12,535	2,696	21.5%	30,332	24,586	5,746	23.4%
Sales and marketing	29,610	26,766	2,844	10.6%	55,661	50,005	5,656	11.3%
General and administrative	10,714	9,214	1,500	16.3%	19,897	18,306	1,591	8.7%
Total operating expenses	55,555	48,515	7,040	14.5%	105,890	92,897	12,993	14.0%
Income from operations	15,922	10,236	5,686	55.5%	31,611	18,579	13,032	70.1%
Interest income, net	2,336	2,194	142	6.5%	4,398	4,380	18	0.4%
Other income (2)	111	39	72	n/m	161	270	(109)	(40.4)%
Income before income taxes	18,369	12,469	5,900	47.3%	36,170	23,229	12,941	55.7%
Provision for income taxes	(3,662)	(3,105)	(557)	17.9%	(7,650)	(6,639)	(1,011)	15.2%
Net income	$14,707	$9,364	$5,343	57.1%	$28,520	$16,590	$11,930	71.9%

(1) Gross margin is calculated as gross profit divided by revenue.

(2) Other income for the six months ended June 30, 2024 includes a remeasurement adjustment relating to the purchase price of a prior acquisition.

The following table presents the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	74.5%	70.2%	75.2%	70.8%
Gross profit	25.5%	29.8%	24.8%	29.2%
Operating expenses
Research and development	5.4%	6.3%	5.5%	6.4%
Sales and marketing	10.6%	13.6%	10.0%	13.1%
General and administrative	3.8%	4.7%	3.6%	4.8%
Total operating expenses	19.8%	24.6%	19.1%	24.3%
Income from operations	5.7%	5.2%	5.7%	4.9%
Interest income, net	0.8%	1.1%	0.8%	1.1%
Other income	0.0%	0.0%	0.0%	0.1%
Income before income taxes	6.5%	6.3%	6.5%	6.1%
Provision for income taxes	(1.3)%	(1.6)%	(1.4)%	(1.7)%
Net income	5.2%	4.7%	5.1%	4.4%

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenue

The increase in revenue was primarily driven by an increase in the number of transactions processed, which was driven by both the implementation of new billers and increased transactions from our existing billers.

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue corresponds with higher revenue and transaction volumes, as it consists primarily of variable interchange fees and processor costs.

Gross margin decreased due to a shift in customer mix towards new, high-volume enterprise billers with lower margins. This impact was partially offset by improved economies of scale.

Research and Development Expenses

Research and development expenses increased primarily due to an increase in employee-related costs, including benefits, driven by increased headcount, higher stock based compensation and increases in annual compensation, a rise in cloud computing services expenses, reflecting higher utilization of our cloud-based infrastructure and increased data processing demands, and an increase in the amortization of capitalized internal-use software development costs.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to an increase in reseller commissions, including amortization of warrants.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to increases in professional fees, legal fees and insurance premiums of certain business policies.

Interest income, net

The changes in interest income, net was mainly due to higher cash balances held with banks, offset by lower interest rate.

Income Taxes

The change in provision for income taxes as well as the decrease in our effective tax rate, which was 19.9% for the three months ended June 30, 2025 as compared to 24.9% for the same period in the prior year and the difference between our effective tax rate and the U.S. federal statutory rate of 21% in the above periods, was primarily the result of permanent differences for disallowed compensation pursuant to IRC Section 162(m), state taxes, discrete benefits for excess tax benefits on stock-based compensation and prior year Canadian research and development credit claims. In 2024, it was primarily the result of permanent differences for disallowed stock-based compensation pursuant to IRC Section 162(m), state taxes and the impact of the full valuation allowance.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenue

The increase in revenue was primarily driven by an increase in the number of transactions processed, which was driven by the implementation of new billers and increased transactions from our existing billers.

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue was directly attributable to higher revenue and transaction volumes, as these costs are predominantly variable and consist mainly of interchange and processor fees.

Gross margin compression resulted from a customer mix shift toward high-volume enterprise billers with lower margins. This effect was partially mitigated by benefits from economies of scale.

Research and Development Expenses

Research and development expenses increased primarily due to an increase in employee-related costs, including benefits, driven by increased headcount, higher stock based compensation and increases in annual compensation, a rise in cloud computing services expenses, reflecting higher utilization of our cloud-based infrastructure and increased data processing demands, and an increase in the amortization of capitalized internal-use software development costs.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to an increase in reseller commissions, including amortization of warrants.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to increases in professional fees and legal fees, which were offset by lower cost of insurance premiums of certain business policies.

Interest income, net

Interest income, net was stable as higher cash balances held with banks were offset by lower interest rates.

Income Taxes

The change in provision for income taxes as well as the decrease in our effective tax rate, which was 21.2% for the six months ended June 30, 2025 as compared to 28.6% for the same period in the prior year and the difference between our effective tax rate and the U.S. federal statutory rate of 21% in the above periods, was primarily the result of permanent differences for disallowed compensation pursuant to IRC Section 162(m), state taxes, discrete benefits for excess tax benefits on stock-based compensation and prior year Canadian research and development credit claims. In 2024, it was primarily the result of permanent differences for disallowed stock-based compensation pursuant to IRC Section 162(m), state taxes and the impact of the full valuation allowance.

Liquidity and Capital Resources

Sources and Uses of Funds

As of June 30, 2025, we had $266.4 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees and subscriptions. Our principal uses of cash are funding operations and capital expenditures.

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

Historical Cash Flows

The following table summarizes our condensed consolidated cash flows.

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in)
Operating activities	$81,920	$28,984
Investing activities	(17,708)	(18,789)
Financing activities	(3,673)	(369)
Effects of foreign exchange on cash	95	(141)
Net increase in cash, cash equivalents and restricted cash	$60,634	$9,685

Net Cash Provided by Operating Activities

Our primary source of operating cash is revenue from payment transaction fees. Our primary uses of operating cash are personnel-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners. Net cash provided by operating activities for the six months ended June 30, 2025 was $81.9 million. Net income was $28.5 million, adjusted for non-cash charges of $33.2 million, consisting primarily of depreciation and amortization, stock-based compensation, amortization of capitalized contract acquisition costs and warrant cost, non-cash lease expense and provision for expected credit losses and credit adjustments, which contributed positively to cash provided from operating activities. This was additionally supported by net cash inflows of $20.2 million provided by changes in our operating assets and liabilities.

Net cash provided by operating activities for the six months ended June 30, 2024 was $29.0 million. Net income was $16.6 million, adjusted for non-cash charges of $27.5 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of capitalized contract acquisition costs and warrant cost, non-cash lease expense and provision for expected credit losses and credit adjustments, which contributed positively to cash provided from operating activities. This was offset by net cash outflows of $15.1 million due to changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 consisted of $18.2 million of capitalized internal-use software development costs and $0.2 million of purchases of property and equipment, offset by $0.6 million cash inflow from net change in interest-bearing deposits.

Net cash used in investing activities for the six months ended June 30, 2024 consisted of $18.4 million of capitalized internal-use software development costs, $0.3 million of purchases of property and equipment and $0.1 million from net change in interest-bearing deposits.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 consisted of $3.8 million of payments of taxes withheld on net settled vesting of restricted stock units, which was offset by $0.1 million of proceeds from the exercise of stock-based awards by employees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K.

Item 6. Exhibits.

(a) Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1.1	Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	8-K	001-40429	3.1	May 28, 2021
3.1.2	Amendment to Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	10-Q	001-40429	3.1	August 7, 2023
3.2	Amended and Restated Bylaws of Paymentus Holdings, Inc.	8-K	001-40429	3.2	November 14, 2022
10.1+	Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan for Dushyant Sharma	8-K	001-40429	10.1	July 2, 2025
19.1	Paymentus Holdings, Inc. Insider Trading Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

PAYMENTUS HOLDINGS, INC.

Date: August 4, 2025	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2025	By:	/s/ Sanjay Kalra
Sanjay Kalra
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)