Form 10-Q
period 2025-09-30
Paymentus Holdings, Inc.
filed 2025-11-04
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 30, 2025, the registrant had 55,578,758 shares of Class A Common Stock, $0.0001 par value per share and 69,849,749 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This report on Form 10-Q for the quarterly period ended September 30, 2025 (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, such as those under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which statements involve substantial risks and uncertainties. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$287,908	$205,900
Restricted cash and cash equivalents	3,566	3,511
Accounts and other receivables, net of allowance for expected credit losses of $274 and $257, respectively	104,885	119,816
Income tax receivable	4,754	3,356
Prepaid expenses and other assets	15,992	13,058
Total current assets	417,105	345,641
Property and equipment, net	948	1,157
Capitalized internal-use software development costs, net	69,964	67,375
Intangible assets, net	13,039	19,076
Goodwill	131,813	131,815
Operating lease right-of-use assets	6,849	7,801
Deferred tax asset	134	367
Prepaid expenses and other assets, less current portion	4,560	3,015
Total assets	$644,412	$576,247
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$63,937	$49,871
Accrued and other liabilities	25,693	26,462
Current portion of operating lease liabilities	2,248	2,090
Contract liabilities	3,797	2,937
Income tax payable	—	190
Total current liabilities	95,675	81,550
Deferred tax liability	2,806	—
Operating lease liabilities, less current portion	5,109	6,318
Contract liabilities, less current portion	2,644	2,783
Accrued and other liabilities, less current portion	776	—
Total liabilities	107,010	90,651
Stockholders’ equity
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of September 30, 2025 and December 31, 2024; 55,567,307 and 32,136,989 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	3
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of September 30, 2025 and December 31, 2024; 69,855,069 and 92,699,294 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	7	9
Additional paid-in capital	395,755	389,904
Accumulated other comprehensive loss	(542)	(233)
Retained earnings	142,177	95,913
Total stockholders’ equity	537,402	485,596
Total liabilities and stockholders' equity	$644,412	$576,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$310,737	$231,571	$866,049	$613,868
Cost of revenue	235,888	170,906	653,699	441,727
Gross profit	74,849	60,665	212,350	172,141
Operating expenses
Research and development	15,219	13,187	45,551	37,773
Sales and marketing	25,478	26,451	81,139	76,456
General and administrative	14,291	8,939	34,188	27,245
Total operating expenses	54,988	48,577	160,878	141,474
Income from operations	19,861	12,088	51,472	30,667
Interest income, net	2,578	2,342	6,976	6,722
Other income	163	5	324	275
Income before income taxes	22,602	14,435	58,772	37,664
Provision for income taxes	(4,858)	(5)	(12,508)	(6,644)
Net income	$17,744	$14,430	$46,264	$31,020
Net income per share
Basic	$0.14	$0.12	$0.37	$0.25
Diluted	$0.14	$0.11	$0.36	$0.24
Weighted-average number of shares used to compute net income per share
Basic	125,341,855	124,538,195	125,159,766	124,251,147
Diluted	129,249,477	127,614,115	129,053,404	127,254,611
Comprehensive income
Net income	17,744	14,430	46,264	31,020
Foreign currency translation adjustments, net of tax	(318)	(8)	(309)	(90)
Comprehensive income	$17,426	$14,422	$45,955	$30,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances at December 31, 2024	124,836,283	$12	$389,904	$95,913	$(233)	$485,596
Stock-based compensation	—	—	2,932	—	—	2,932
Issuance of Class A common stock upon exercise of stock options	33,736	—	51	—	—	51
Issuance of Class A common stock upon vesting of restricted stock units	328,201	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(73,798)	—	(1,943)	—	—	(1,943)
Foreign currency translation adjustments	—	—	—	—	(54)	(54)
Net income	—	—	—	13,813	—	13,813
Balances at March 31, 2025	125,124,422	$12	$390,944	$109,726	$(287)	$500,395
Stock-based compensation	—	—	3,315	—	—	3,315
Issuance of Class A common stock upon exercise of stock options	28,240	—	40	—	—	40
Issuance of Class A common stock upon vesting of restricted stock units	157,818	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(47,209)	—	(1,821)	—	—	(1,821)
Foreign currency translation adjustments	—	—	—	—	63	63
Net income	—	—	—	14,707	—	14,707
Balances at June 30, 2025	125,263,271	$12	$392,478	$124,433	$(224)	$516,699
Stock-based compensation	—	—	6,682	—	—	6,682
Issuance of Class A common stock upon exercise of stock options	8,251	—	6	—	—	6
Issuance of Class A common stock upon vesting of restricted stock units	241,984	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(91,130)	—	(3,411)	—	—	(3,411)
Foreign currency translation adjustments	—	—	—	—	(318)	(318)
Net income	—	—	—	17,744	—	17,744
Balances at September 30, 2025	125,422,376	12	395,755	142,177	(542)	537,402

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances at December 31, 2023	123,821,111	$12	$377,773	$51,744	$87	$429,616
Stock-based compensation	—	—	2,484	—	—	2,484
Issuance of Class A common stock upon exercise of stock options	69,246	—	100	—	—	100
Issuance of Class A common stock upon vesting of restricted stock units	235,619	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(42)	(42)
Net income	—	—	—	7,226	—	7,226
Balances at March 31, 2024	124,125,976	$12	$380,357	$58,970	$45	$439,384
Stock-based compensation	—	—	2,882	—	—	2,882
Issuance of Class A common stock upon exercise of stock options	115,775	—	37	—	—	37
Issuance of Class A common stock upon vesting of restricted stock units	232,728	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(40)	(40)
Net income	—	—	—	9,364	—	9,364
Balances at June 30, 2024	124,474,479	$12	$383,276	$68,334	$5	$451,627
Stock-based compensation	—	—	2,725	—	—	2,725
Issuance of Class A common stock upon exercise of stock options	25,938	—	19	—	—	19
Issuance of Class A common stock upon vesting of restricted stock units	104,769	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(8)	(8)
Net income	—	—	—	14,430	—	14,430
Balances at September 30, 2024	124,605,186	$12	$386,020	$82,764	$(3)	$468,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$46,264	$31,020
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	31,491	26,827
Deferred income taxes	3,043	(1,333)
Stock-based compensation	12,929	7,990
Amortization of capitalized warrants cost	1,696	1,434
Non-cash lease expense	1,758	1,806
Amortization of capitalized contract acquisition cost	1,384	1,395
Provision for expected credit losses	53	114
Other non-cash adjustments	—	(213)
Change in operating assets and liabilities
Accounts and other receivables	14,807	(34,917)
Prepaid expenses and other assets	(7,513)	(4,579)
Accounts payable	13,934	14,349
Accrued and other liabilities	(113)	(197)
Operating lease liabilities	(1,861)	(1,656)
Contract liabilities	721	(1,883)
Income taxes receivable, net of payable	(1,597)	(4,436)
Net cash provided by operating activities	116,996	35,721
Cash flows from investing activities
Purchases of property and equipment	(279)	(376)
Purchases of interest-bearing deposits	(1,633)	(2,569)
Proceeds from matured interest-bearing deposits	1,547	2,566
Capitalized internal-use software development costs	(27,414)	(27,238)
Net cash used in investing activities	(27,779)	(27,617)
Cash flows from financing activities
Proceeds from exercise of stock-based awards	97	156
Payments of taxes withheld on net settled vesting of restricted stock units	(7,175)	—
Settlement of holdback liability related to prior acquisitions	—	(545)
Net cash used in financing activities	(7,078)	(389)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(76)	(125)
Net increase in cash, cash equivalents and Restricted cash	82,063	7,590
Cash and cash equivalents and Restricted cash at the beginning of period	209,411	183,195
Cash and cash equivalents and Restricted cash at the end of period	$291,474	$190,785
Reconciliation of Cash and cash equivalents and Restricted Cash:
Cash and cash equivalents at the beginning of period	205,900	179,361
Restricted cash at the beginning of period	3,511	3,834
Cash and cash equivalents and Restricted cash at the beginning of period	$209,411	$183,195
Cash and cash equivalents at the end of period	287,908	187,542
Restricted cash at the end of period	3,566	3,243
Cash and cash equivalents and Restricted cash at the end of period	$291,474	$190,785
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$11,075	$12,419
Non-cash investing activities:
Right-of-use assets obtained in exchange of operating lease obligations	$510	$466

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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations and comprehensive income, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received, and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $219.3 million and $147.2 million as of September 30, 2025 and December 31, 2024, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the condensed consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the three or nine months ended September 30, 2025 and 2024. As of December 31, 2024 and September 30, 2025, one reseller accounted for more than 10% of accounts receivable.

Segment Information

Effective January 1, 2025, the Company changed its reporting segment structure to a single reporting segment, and the composition of the information package provided to the chief operating decision maker (“CODM”) was amended to deliver more focused and relevant data for decision-making. Previously, the Company identified three operating segments with one reportable segment. Following an internal assessment and a change in the manner in which financial results are provided to and reviewed by the CODM, the Company determined that it now operates and reports as a single operating and reportable segment. The determination was made based on the evaluation of factors, including resource allocation, management oversight, and the consolidated review of financial performance by the CODM. As a result, segment disclosures in the Company’s financial statements are updated to reflect the new reporting structure.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 included in the 2024 Form 10-K. There have been no significant changes to these policies during the three and nine months ended September 30, 2025, except for "Segment Information" as described above.

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

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which is intended to enhance income tax disclosures around the rate reconciliation and income taxes paid. The purpose of the amendment is to provide readers of the financial statements with information to better assess the differences between the effective tax rate and the statutory tax rate across multiple jurisdictions, enabling them to understand tax implications around operational opportunities and potential future cash flows. The guidance is effective beginning with the Company's Form 10-K for the fiscal year ending December 31, 2025. The adoption of ASU 2023-09 is not expected to have a material impact on the Company's financial position or results of operations.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220), which requires additional disclosures, for interim and annual reporting, of expenses by nature, such as employee compensation, depreciation and amortization, and selling expenses. The updated standard will be effective for annual periods beginning in fiscal 2027 and interim periods beginning in the first quarter of fiscal 2028. Early adoption is permitted. This ASU will result in the required additional disclosures being included in the consolidated financial statements on a prospective basis, with the option for retrospective application, once adopted. The guidance is effective beginning with the Company's Form 10-K for the fiscal year ending December 31, 2027. The Company is currently evaluating the potential impact of adopting this new guidance on its condensed consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides guidance on the measurement of credit losses for certain accounts receivable and contract assets arising from revenue transactions. The updated standard will be effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual reporting periods. Early adoption is permitted. ASU 2025-05 will be adopted on a prospective basis. The guidance is effective beginning with the Company's Forms 10-Q for interim periods within fiscal year 2026 and its Form 10-K for the fiscal year ending December 31, 2026. The Company is currently evaluating the potential impact of adopting this new guidance on its condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amended guidance modernizes the accounting for costs related to internal-use software to more closely align with current software development methods. The guidance removes references to project stages and clarifies when the Company is required to start capitalizing eligible costs. The new guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is evaluating the impact this amended guidance may have on its condensed consolidated financial statements.

3. Revenue, Performance Obligations and Contract Balances

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Payment transaction processing revenue	$308,803	$229,258	$860,163	$606,029
Other	1,934	2,313	5,886	7,839
Total revenue	$310,737	$231,571	$866,049	$613,868

Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

United States	$305,693	$227,788	$851,789	$602,572
Other	5,044	3,783	14,260	11,296
Total	$310,737	$231,571	$866,049	$613,868

Remaining Performance Obligations

As of September 30, 2025, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $6.4 million, of which the Company expects to recognize over 74% within the next two years, 18% between two to four years and the remainder thereafter. The timing of revenue recognition within the next four years is largely dependent upon the go-live dates of the Company's customers under the Company’s contracts.

As of September 30, 2025, the Company has contractual rights under its commercial agreements with customers and resellers to receive $51.5 million of fixed consideration related to the future minimum guarantees through 2029. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Liabilities

Contract liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Contract Liabilities:
Current	$3,797	$2,937
Non-current	2,644	2,783
Total contract liabilities	$6,441	$5,720

Revenue recognized during the three months ended September 30, 2025 and 2024 that was included in the contract liabilities balance at the beginning of each of the periods was $0.6 million and $1.1 million, respectively. Revenue recognized during the nine months ended September 30, 2025 and 2024 that was included in the contract liabilities balance at the beginning of each of the periods was $1.3 million and $3.6 million, respectively.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Computer equipment	$6,469	$6,178
Furniture and fixtures	1,811	1,724
Leasehold improvements	383	375
Total property and equipment	8,663	8,277
Less: Accumulated depreciation	(7,715)	(7,120)
Property and equipment, net	$948	$1,157

Depreciation expense recorded for property and equipment was $0.2 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company's long-lived assets primarily consist of computer equipment and furniture. The table below summarizes long-lived assets based on its geographical area (in thousands):

	September 30,	December 31,
	2025	2024
United States	$312	$450
Other	636	707
Total	$948	$1,157

5. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The goodwill reporting units were realigned into a single reporting unit, consistent with the change to the Company's segment structure described in Note 2, "Segment Information." The changes in the carrying amount of goodwill during the three and nine months ended September 30, 2025 relate to foreign currency translation adjustments.

Internal-use Software Development Costs

During the three months ended September 30, 2025 and 2024, the Company capitalized $9.2 million and $9.0 million of costs related to internal-use software development, respectively. During the nine months ended September 30, 2025 and 2024, the Company capitalized $27.3 million and $27.4 million of costs related to internal-use software development, respectively.

Amortization expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$5,643	$4,627	$16,797	$13,022
Research and development	2,691	2,470	8,153	7,125
Total	$8,334	$7,097	$24,950	$20,147

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$21,816	$(21,588)	$228	4.0
Customer relationship	31,969	(19,164)	12,805	8.0
Software and license	2,869	(2,869)	—	3.0
Trademark	4,038	(4,032)	6	4.0
Total	$60,692	$(47,653)	$13,039

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$21,798	$(18,675)	$3,123	4.0
Customer relationship	31,946	(16,689)	15,257	8.0
Software and license	2,797	(2,789)	8	3.0
Trademark	4,038	(3,350)	688	4.0
Total	$60,579	$(41,503)	$19,076

Amortization expense of intangible assets was $1.8 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively, and $6.0 million and $6.1 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, future expected amortization expense is as follows (in thousands):

Years Ending December 31,
2025	$1,052
2026	3,269
2027	3,269
2028	3,269
2029	2,180
Total future amortization expense	$13,039

There were no impairments of goodwill, internal-use software development costs or intangible assets in the three or nine months ended September 30, 2025 or 2024.

6. Prepaid expenses and other assets

The composition of prepaid expenses and other assets is as follows (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid expenses and other assets:
Prepaid expenses	$9,720	$6,584
Contract acquisition costs	8,231	6,657
Other assets	2,601	2,832
Total prepaid expenses and other assets	$20,552	$16,073

Contract acquisition costs consist of upfront customer contract discounts, unamortized warrants cost and sales commissions. Other assets consist of security deposits for leased properties, investment in term deposits and input tax receivables.

7. Accrued and Other Liabilities

The composition of accrued and other liabilities is as follows (in thousands):

	September 30,	December 31,
	2025	2024
Accrued and other liabilities
Payroll and employee-related expenses	$15,069	$16,650
Other accrued expenses	5,931	8,095
Other liabilities	5,469	1,717
Total accrued and other liabilities	$26,469	$26,462

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

Legal Matters

The Company is involved from time to time in various claims and legal proceedings arising in the ordinary course of business. From time to time as appropriate, the Company accrues liabilities related to legal claims in its financial statements. Accrued liabilities related to legal matters, if any, are included within other accrued expenses in Note 7. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its condensed consolidated financial statements. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that, as of September 30, 2025, no current claims and legal proceedings are expected to have a material adverse effect on its financial position, results of operations, or cash flows.

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

9. Equity

Warrants

On May 13, 2021, the Company entered into a warrant agreement with JPMC Strategic Investments I Corporation (“JPMC”), an affiliate of J.P. Morgan Securities LLC, an underwriter in our 2021 initial public offering ("IPO"), pursuant to which the Company agreed to issue a warrant to JPMC for up to 509,370 shares of Class A common stock upon completion of the IPO at an exercise price of $18.38 per share (the “May 2021 warrant agreement”). Upon completion of the IPO, 382,027 of the warrant shares vested and were exercisable. The vesting of the remaining 127,343 shares of Class A common stock underlying the warrant was subject to the achievement of certain commercial milestones through December 31, 2025 pursuant to a related commercial agreement with JPMorgan Chase Bank, National Association (“JPM Chase”), an affiliate of JPMC. As discussed below, this commercial agreement was amended in August 2022, and the achievement of certain commercial milestones was extended through December 31, 2026 and minimum revenue commitments were set for each of the calendar years through 2026. As of September 30, 2025, all 509,370 warrant shares were vested and exercisable under the May 2021 warrant agreement.

On August 29, 2022, the Company entered into a second warrant agreement with JPMC, in connection with an amendment to the Company's existing commercial agreement with JPM Chase discussed above, pursuant to which the Company issued a warrant to JPMC for up to 684,510 shares of Class A common stock at an exercise price of $10.10 per share (the “August 2022 warrant agreement”). Upon signing the August 2022 warrant agreement, 171,128 of the warrant shares vested and were exercisable. The vesting of the remaining 513,382 shares of Class A common stock underlying the warrant is subject to the achievement of certain commercial milestones through December 31, 2026 pursuant to the commercial agreement, as amended. As of September 30, 2025, 175,904 warrant shares were vested and exercisable under the August 2022 warrant agreement.

The Company accounts for the consideration payable in the form of warrants to its vendor as share based compensation expense. The warrant fair value was determined using the Black-Scholes pricing model in accordance with ASC 718, Compensation-Stock Compensation.

10. Stock-Based Compensation

In May 2021, the Company’s board of directors (the "Board") adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company's employees and any of its parent or subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year (subject to the Compensation Committee of the Board exercising discretion to increase or decrease such amount, the "Evergreen Addition") and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. On January 1, 2025, pursuant to the Evergreen Addition, approximately 5.0 million shares of Class A common stock were added to the 2021 Plan issuance reserve. At September 30, 2025, there were approximately 25.4 million remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the nine months ended September 30, 2025 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2024	3,534,103	$8.47	4.26	$85,525
Options exercised	(70,227)	1.40
Options forfeited	(7,667)	0.28
Outstanding at September 30, 2025	3,456,209	$8.63	3.57	$75,926
Exercisable at September 30, 2025	3,451,470	$8.63	3.56	$75,825

There were no options granted during the nine months ended September 30, 2025. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock.

At September 30, 2025, there was $0.1 million of total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan, which is expected to be recognized over a remaining weighted-average period of 0.3 years.

Restricted Stock Units ("RSUs")

A summary of the Company’s RSU activity during the nine months ended September 30, 2025 was as follows:

		Weighted-
		Average
	RSUs	Grant Date
	Outstanding	Fair Value
Awarded and unvested at December 31, 2024	2,096,168	$16.01
Awards granted	1,707,306	30.51
Awards vested	(728,003)	17.71
Awards forfeited	(59,305)	18.72
Awarded and unvested at September 30, 2025	3,016,166	$23.75

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

At September 30, 2025, there was $67.2 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 3.6 years.

Stock-based compensation expense (including amortization of capitalized warrants cost) included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Cost of revenue	$64	$67	$213	$184
Research and development	817	823	2,858	2,277
Sales and marketing	1,080	1,331	4,886	4,135
General and administrative	3,763	947	6,600	2,828
Total stock-based compensation	$5,724	$3,168	$14,557	$9,424

11. Income Taxes

The Company computes its tax provision for the three and nine months ended September 30, 2025 by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.

The Company’s effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Effective tax rate	21.5%	0.03%	21.3%	17.6%

The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21.0% in the periods presented was primarily the result of permanent differences for disallowed compensation pursuant to Internal Revenue Code ("IRC") Section 162(m)), state taxes, and discrete excess tax benefits from stock-based compensation.

Additionally, the three and nine months ended September 30, 2025, were impacted by the finalization of prior year Canadian and U.S. research and development ("R&D") credit claims that were finalized during 2025. The three and nine months ended September 30, 2024, were also impacted by the release of a valuation allowance against U.S. deferred tax assets.

The Company forecasts an estimated effective tax rate in 2025, exclusive of discrete benefits, of 28%, which primarily differs from the U.S. federal statutory rate due to state taxes and permanent differences on nondeductible compensation.

On July 4, 2025, H.R. 1, known as The One Big, Beautiful Bill Act (the "OBBBA"), was enacted. The OBBBA contains significant changes to corporate taxation, including increased deductions for capital spending, expensing of domestic R&D costs, and increased deductibility of interest expense deductions. The Company has completed its initial assessment of the OBBBA corporate tax provisions and has determined to elect Section 174 for fiscal year 2025, pursuant to the changes introduced under the OBBBA. Specifically, the Company plans to immediately expense domestic R&D costs over one year, as permitted under the revised Section 174 treatment. The Company currently expects the impact of applying this provision to result in favorable cash tax impacts for the 2025 fiscal year, and minimal impact to the effective tax rate.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$17,744	$14,430	$46,264	$31,020
Denominator:
Weighted-average shares of common stock — basic	125,341,855	124,538,195	125,159,766	124,251,147
Dilutive effect of stock options	2,557,228	2,210,027	2,554,109	2,178,842
Dilutive effect of RSUs	1,003,188	721,882	1,002,598	714,991
Dilutive effect of warrants	347,206	144,011	336,931	109,631
Weighted-average shares of common stock — diluted	129,249,477	127,614,115	129,053,404	127,254,611
Net income per share
Basic	$0.14	$0.12	$0.37	$0.25
Diluted	$0.14	$0.11	$0.36	$0.24

The following table summarizes the weighted average securities that were excluded from the computation of diluted net income per share attributable to common stock as their inclusion would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs	1,900	150,723	1,788	200,322

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

Transactions Processed

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Growth	2025	2024	% Growth
	(in millions)			(in millions)
Transactions processed	182.3	155.3	17.4%	531.3	431.0	23.3%

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house, or ACH, items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The increase in number of transactions processed during the three and nine months ended September 30, 2025 as compared to the same periods in 2024 was primarily driven by the addition of new billers and increased transactions from our existing billers.

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

Impact of Economic and Inflationary Trends

We continued to navigate significant economic uncertainty in the third quarter of 2025, a trend we expect to persist. Elevated inflation is the primary factor influencing consumer spending habits and increasing our own interchange and processing costs. Additional concerns stem from ongoing geopolitical tensions, the interest rate environment, and potential changes in trade policies.

These macroeconomic pressures, particularly inflation, could affect consumer payment patterns in counteracting ways. On one hand, consumers facing economic strain might switch to lower-cost payment options or delay payments, which could reduce our average revenue per transaction and overall volume. On the other hand, a higher frequency of partial payments could increase our total transaction count, offering a potential offset. The net effect of these variables on our transaction revenues and financial performance remains uncertain.

Additionally, elevated inflation presents a challenge due to the inherent time lag between experiencing cost impacts and fully implementing necessary pricing adjustments, which could potentially affect our near-term results. We actively monitor these dynamic conditions and are prepared to adjust our financial and operational approaches to ensure continued resilience.

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

Contribution Profit

We calculate contribution profit as gross profit plus other cost of revenue. Other cost of revenue equals cost of revenue less interchange, assessment and other network fees paid by us to our payment processors.

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

Contribution Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Gross profit	$74,849	$60,665	$212,350	$172,141
Plus: other cost of revenue	23,417	19,339	67,086	53,711
Contribution profit	$98,266	$80,004	$279,436	$225,852

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors substantially outside of our control, including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the three and nine months ended September 30, 2025 increased approximately 22.8% and 23.7%, respectively, as compared to the same periods in 2024. The increase was driven by growth in transaction count and volume driven from both new and existing billers and financial institutions.

Adjusted Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Gross profit	$74,849	$60,665	$212,350	$172,141
Stock-based compensation	64	67	213	184
Amortization of capitalized software development costs	5,643	4,627	16,797	13,022
Amortization of acquisition-related intangibles	552	829	2,209	2,486
Adjusted gross profit	$81,108	$66,188	$231,569	$187,833

Adjusted gross profit for the three and nine months ended September 30, 2025 increased 22.5% and 23.3%, respectively, as compared to the same periods in 2024. Adjusted gross profit improved in line with contribution profit. Adjusted gross profit as a percentage of contribution profit decreased slightly, as a result of changes in customer mix resulting primarily from the addition of large, high-volume enterprise billers with lower margins in our biller mix. This decline was partially offset by the realization of economies of scale. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization and stock-based compensation recorded in cost of revenue. The increase in amortization was driven by additional capitalization of software development costs.

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income — GAAP	$17,744	$14,430	$46,264	$31,020
Interest income, net	(2,578)	(2,342)	(6,976)	(6,722)
Other income(1)	—	—	—	(213)
Provision for income taxes	4,858	5	12,508	6,644
Amortization of capitalized software development costs	8,334	7,097	24,950	20,147
Amortization of acquisition-related intangibles	1,770	2,020	6,037	6,061
Depreciation	163	204	504	619
EBITDA	$30,291	$21,414	$83,287	$57,556

Adjustments
Foreign exchange gain	(163)	(4)	(324)	(61)
Stock-based compensation	5,724	3,168	14,557	9,424
Adjusted EBITDA	$35,852	$24,578	$97,520	$66,919

(1) Other income for the nine months ended September 30, 2024 includes a remeasurement adjustment relating to the purchase price of a prior acquisition.

Adjusted EBITDA is a measure of profitability and generally is expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. Adjusted EBITDA increased 45.9% and 45.7% in the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increase was primarily attributable to higher revenues generated from growth in transaction volumes from both new and existing billers and financial institutions. The rate of growth in Adjusted EBITDA exceeded the rate of growth in both contribution profit and adjusted gross profit, reflecting the operating leverage inherent in our business, as certain operating expenses are largely fixed and did not increase in proportion to the growth in revenue.

Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net cash provided by operating activities	$35,076	$6,737	$116,996	$35,721
Purchases of property and equipment	(103)	(72)	(279)	(376)
Capitalized internal-use software development costs	(9,248)	(8,876)	(27,414)	(27,238)
Free cash flow	$25,725	$(2,211)	$89,303	$8,107

The increase in free cash flow for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily driven by higher cash generated from operations.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)
Revenue	$310,737	$231,571	$79,166	34.2%	$866,049	$613,868	$252,181	41.1%
Cost of revenue	235,888	170,906	64,982	38.0%	653,699	441,727	211,972	48.0%
Gross profit	74,849	60,665	14,184	23.4%	212,350	172,141	40,209	23.4%
Gross margin (1)	24.1%	26.2%			24.5%	28.0%
Operating expenses
Research and development	15,219	13,187	2,032	15.4%	45,551	37,773	7,778	20.6%
Sales and marketing	25,478	26,451	(973)	(3.7)%	81,139	76,456	4,683	6.1%
General and administrative	14,291	8,939	5,352	59.9%	34,188	27,245	6,943	25.5%
Total operating expenses	54,988	48,577	6,411	13.2%	160,878	141,474	19,404	13.7%
Income from operations	19,861	12,088	7,773	64.3%	51,472	30,667	20,805	67.8%
Interest income, net	2,578	2,342	236	10.1%	6,976	6,722	254	3.8%
Other income (2)	163	5	158	n/m	324	275	49	17.8%
Income before income taxes	22,602	14,435	8,167	56.6%	58,772	37,664	21,108	56.0%
Provision for income taxes	(4,858)	(5)	(4,853)	n/m	(12,508)	(6,644)	(5,864)	88.3%
Net income	$17,744	$14,430	$3,314	23.0%	$46,264	$31,020	$15,244	49.1%

(1) Gross margin is calculated as gross profit divided by revenue.

(2) Other income for the nine months ended September 30, 2024 includes a remeasurement adjustment relating to the purchase price of a prior acquisition.

The following table presents the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	75.9%	73.8%	75.5%	72.0%
Gross profit	24.1%	26.2%	24.5%	28.0%
Operating expenses
Research and development	4.9%	5.7%	5.3%	6.2%
Sales and marketing	8.2%	11.4%	9.4%	12.5%
General and administrative	4.6%	3.9%	3.9%	4.4%
Total operating expenses	17.7%	21.0%	18.6%	23.1%
Income from operations	6.4%	5.2%	5.9%	5.0%
Interest income, net	0.8%	1.0%	0.8%	1.1%
Other income	0.1%	0.0%	0.1%	0.0%
Income before income taxes	7.3%	6.2%	6.8%	6.1%
Provision for income taxes	(1.6)%	0.0%	(1.5)%	(1.1)%
Net income	5.7%	6.2%	5.3%	5.0%

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenue

The increase in revenue was primarily driven by an increase in the number of transactions processed, which was driven by both the implementation of new billers and increased transactions from our existing billers.

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue corresponds with higher revenue and transaction volumes, as it consists primarily of interchange fees and processor costs.

Gross margin decreased due to a shift in customer mix towards new, high-volume enterprise billers with lower margins. This impact was partially offset by improved economies of scale.

Research and Development Expenses

Research and development expenses increased primarily due to an increase in employee-related costs, including benefits, driven by increased headcount and increases in annual compensation, a rise in cloud computing services expenses, reflecting higher utilization of our cloud-based infrastructure and increased data processing demands, and an increase in the amortization of capitalized internal-use software development costs.

Sales and Marketing Expenses

The decrease in sales and marketing expenses was primarily due to a decrease in employee-related costs offset by reseller commissions, including amortization of warrants.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to increased employee-related costs, including stock-based compensation, professional and legal fees and insurance premiums of certain business policies.

Interest income, net

The change in interest income, net was mainly due to higher cash balances held with banks, offset by lower interest rates.

Income Taxes

The provision for income taxes and the effective tax rate increased to 21.5% for three months ended September 30, 2025, from 0.03% in the prior year period. The 21.5% effective tax rate was in line with the U.S. federal statutory rate of 21%. The primary factors driving both the change from the prior year and the difference from the federal statutory rate in the current period were: (1) permanent differences relating to disallowed compensation under Internal Revenue Code ("IRC") Section 162(m), (2) the impact of state taxes, (3) discrete tax benefits from excess tax deductions on stock-based compensation, and (4) the finalization of prior year Canadian and U.S. research and development (R&D) credit claims during the period.

The effective tax rate of 0.03% in the three months ended September 30, 2024, was primarily attributable to a single, non-recurring event: the determination to release a valuation allowance previously recorded against deferred tax assets in the U.S., which was due to the positive change in available evidence regarding the realizability of those assets.

Comparison of the Nine Months Ended September 30, 2025 and 2024

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

Research and Development Expenses

Research and development expenses increased primarily due to an increase in employee-related costs, including benefits, driven by increased headcount, higher stock based compensation and increases in annual compensation, a rise in cloud computing services expenses, reflecting higher utilization of our cloud-based infrastructure and increased data processing demands, an increase in the amortization of capitalized internal-use software development costs and an increase in expenses related to third-party software and technology licenses.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily due to increases in reseller commissions, including amortization of warrants, and marketing and advertising expenses, which were offset by lower employee-related costs.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to increases in employee-related costs, including higher stock-based compensation, professional and legal fees and insurance premiums of certain business policies.

Interest income, net

Interest income, net was stable as higher cash balances held with banks were offset by lower interest rates.

Income Taxes

For the nine months ended September 30, 2025, the effective tax rate increased to 21.3% compared to 17.6% in the prior year period. The 21.3% rate for the current period was in line with the U.S. federal statutory rate of 21%. The change in the provision for income taxes and the variance from the federal statutory rate were primarily driven by a combination of factors, including (1) permanent differences for disallowed compensation pursuant to IRC Section 162(m), (2) the impact of state taxes, (3) discrete benefits recognized for excess tax deductions on stock-based compensation, and (4) the finalization of prior year Canadian and U.S. R&D credit claims during the period.

The lower effective tax rate of 17.6% recorded in the comparative 2024 period was principally attributable to a significant, non-recurring tax event related to the determination to release a valuation allowance previously established against certain deferred tax assets in the U.S., which was due to the positive change in available evidence regarding the realizability of those assets.

Liquidity and Capital Resources

Sources and Uses of Funds

As of September 30, 2025, we had $287.9 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital, capital expenditure requirements, and other commitments described in Note 8, for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees and subscriptions. Our principal uses of cash are funding operations and capital expenditures.

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

Historical Cash Flows

The following table summarizes our condensed consolidated cash flows.

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in)
Operating activities	$116,996	$35,721
Investing activities	(27,779)	(27,617)
Financing activities	(7,078)	(389)
Effects of foreign exchange on cash	(76)	(125)
Net increase in cash, cash equivalents and restricted cash	$82,063	$7,590

Net Cash Provided by Operating Activities

Our primary source of operating cash is revenue from payment transaction fees. Our primary uses of operating cash are personnel-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners. Net cash provided by operating activities for the nine months ended September 30, 2025 was $117.0 million. Net income was $46.3 million, adjusted for non-cash charges of $52.4 million, consisting primarily of depreciation and amortization, stock-based compensation, amortization of capitalized contract acquisition costs and warrant cost, non-cash lease expense and provision for expected credit losses, which contributed positively to cash provided from operating activities. This was additionally supported by net cash inflows of $18.4 million provided by changes in our operating assets and liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2024 was $35.7 million. Net income was $31.0 million, adjusted for non-cash charges of $38.0 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of capitalized contract acquisition costs and warrant cost, non-cash lease expense and provision for expected credit losses and credit adjustments, which contributed positively to cash provided from operating activities. This was offset by net cash outflows of $33.3 million due to changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 consisted of $27.4 million of capitalized internal-use software development costs, $0.3 million of purchases of property and equipment and $0.1 million cash outflow from net change in interest-bearing deposits.

Net cash used in investing activities for the nine months ended September 30, 2024 consisted of $27.2 million of capitalized internal-use software development costs and $0.4 million of purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 consisted of $7.2 million of payments of taxes withheld on net settled vesting of restricted stock units, which was offset by $0.1 million of proceeds from the exercise of stock-based awards by employees.

Net cash used in financing activities for the nine months ended September 30, 2024 consisted of $0.6 million of settlement of holdback liability relating to a prior acquisition, which was offset by $0.2 million of proceeds from the exercise of stock-based awards by employees.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in claims, regulatory examinations or investigations and legal proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, and the Company’s ultimate liability, if any, is inherently uncertain. Furthermore, we may become subject to stockholder inspection demands under Delaware law and derivative or other similar litigation. From time to time as appropriate, we accrue liabilities related to legal claims in its financial statements. We are not currently party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Item 1A. of our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K.

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

PAYMENTUS HOLDINGS, INC.

Date: November 3, 2025	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2025	By:	/s/ Sanjay Kalra
Sanjay Kalra
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)