Form 10-K
period 2025-12-31
Paymentus Holdings, Inc.
filed 2026-02-24
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 19, 2026, there were 62,862,265 shares of the Registrant’s Class A common stock outstanding, $0.0001 par value per share and 62,853,326 shares of the Registrant’s Class B common stock outstanding, $0.0001 par value per share. The aggregate market value of the Class A common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,353.8 million based on the closing sale price of the Class A common stock as reported by the New York Stock Exchange on that date of $32.75 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed within 120 days after the Registrant's fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report titled "Risk Factors." The following is a summary of the principal risks we face, any of which could adversely affect our business, operating results, financial condition or prospects:

•
Our historical growth rate may not be sustainable or indicative of future growth, and a failure to attract and retain billers and financial institutions could materially harm our business.
•
We rely on partnerships for a portion of our revenue; if we fail to establish, grow or maintain them, our ability to compete and our operating results will be impaired.
•
If we cannot manage our infrastructure to support future growth and effectively manage our expanding operations, our business and reputation could be harmed.
•
Our ability to maintain profitability is uncertain due to expected increases in costs that may not be offset by revenue growth or expected benefits from investments.
•
Our sales efforts to large enterprises are complex, costly and unpredictable, which could cause our results to fluctuate.
•
Economic risks and inflationary pressures could negatively affect our financial performance, and we may not be able to adjust our pricing accordingly.
•
The market in which we operate is competitive, and if we cannot compete effectively, our business, operating results and financial condition could be harmed.
•
Fluctuations in our operating results and shifts in payment mix make forecasting difficult; inability to accurately meet our forecasts could cause our stock price to decline.
•
We depend on third-party payment processors, sponsor banks and printers; service interruptions from these providers could harm our business.
•
Our use of artificial intelligence and machine learning presents specific risks that could harm our business and reputation.
•
We operate in an innovative industry and slow or unexpected development by us could negatively impact our revenue.
•
Our risk management efforts may be ineffective against fraudulent activities, exposing us to material financial losses, liability and reputational harm.
•
If we lose our founder and chief executive officer or other key management, or cannot attract and retain qualified executives and employees, our business may be harmed.
•
Failure to provide high-quality customer support could damage our reputation and business, or negatively impact our profitability.
•
Failure to comply with extensive and evolving financial services, anti-corruption and other laws or applicable requirements could materially harm our business.
•
Adverse developments in the financial services industry, including events involving liquidity, defaults or non-performance by parties we deal with, could adversely affect our business.
•
Widespread health issues or pandemics, natural disasters or man-made problems could materially harm our business operations.
•
Future litigation, investigations or similar matters could adversely affect our business and result in substantial costs.
•
Although remediated, we have previously identified and resolved material weaknesses in internal control over financial reporting; any future failure to maintain effective internal controls could harm our business and stock price.
•
Software defects, undetected errors or performance problems in our technology, including open source software, could damage client relations, harm our reputation and expose us to liability.
•
Failure to obtain, maintain, protect or enforce our intellectual property rights could impair our competitive position and harm our business.

•
Any material cybersecurity incident, real or perceived improper or unauthorized use, disclosure or access to the sensitive and personal data we process could harm our reputation and materially affect our business and financial condition.
•
The dual class structure of our common stock and our stockholders agreement have the effect of concentrating significant voting control with Accel-KKR (AKKR), and our founder and chief executive officer, which limits or precludes your ability to influence corporate matters for the foreseeable future and may depress the market price of our Class A common stock.
•
The market price of our Class A common stock may be volatile, or decline steeply, and we may not be able to meet investor or analyst expectations, likely resulting in a material decline of our Class A common stock price.
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
•
our ability to effectively integrate and leverage artificial intelligence and machine learning technologies;
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

PART I

Item 1. Business

Overview

We are a leading provider of cloud-based bill payment technology and solutions. We deliver our next-generation product suite through a modern technology stack to a broad and diverse base of business and financial institution clients. Our platform was used by approximately 53 million consumers and businesses globally in December 2025 to pay their bills, make money movements and engage with our clients. We serve billers of all sizes that primarily provide non-discretionary services across a variety of industry verticals, including utilities, financial services, insurance, government, telecommunications, real estate management, education, consumer finance, healthcare, business to business (B2B) and small business. We also serve financial institutions by providing them with a modern platform that their customers use for bill payment, account-to-account transfers and person-to-person transfers. By powering this comprehensive network of billers and financial institutions, each with their own set of bill payment requirements, we believe we have created an enviable feedback loop with organic network effects that enables us to continuously drive innovation, grow our business and uniquely improve the electronic bill payment experience for participants in the bill payment ecosystem.

Our platform provides our clients with easy-to-use, flexible and secure electronic bill payment experiences powered by an omni-channel payment infrastructure that allows consumers to pay their bills using their preferred payment type and channel. Because our biller platform is developed on a single code base and leverages a Software-as-a-Service (SaaS) infrastructure, we can rapidly deploy new features and tools to our entire biller base simultaneously. Through a single point of integration to our billers’ core financial and operating systems, our mission-critical solutions provide our billers with a payments operating system that helps them collect revenue faster and more profitably and empower their consumers with the information and transparency needed to control their finances.

We extend our platform’s reach through our Instant Payment Network® (IPN). This is a proprietary network, consisting of tens of thousands of billers, that connects our integrated and intelligent billing, payment and reconciliation capabilities with our IPN partners’ platforms. Our IPN enables our partners, which include leading consumer technology providers, retailers and financial institutions, to access our next-generation electronic bill payment technology using the same integrated platform we provide directly to our billers. By being connected to our IPN, our IPN partners provide their consumers and businesses with the full capabilities of our next-generation product suite, including the ability to engage with and make payments to our large and growing base of billers. Those partners in turn expand our platform’s reach to millions of additional consumers in the United States and globally.

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

We address these inefficiencies through our cloud-native, integrated single-vendor solution. Our platform supports omni-channel and multi-dimensional, electronic billing and payments across multiple commerce channels, including online, mobile, interactive voice response (IVR), call center, chatbot, retail and voice-based assistants. As we generally do not charge fees to billers in our core business for standard development or implementation, there is typically no minimum investment necessary for billers to achieve efficiencies from the use of our platform to replace some or all of their legacy bill payment systems or biller-direct solutions. We simplify how bills are paid and help billers collect revenue faster and more profitably because our platform is:

•
Scalable: Enterprise-grade platform capable of supporting transaction growth for billers and financial institutions of all sizes across numerous industry verticals.
•
Innovative and Learning Platform: Artificial intelligence (AI) and machine learning (ML) algorithms power an omni-channel, end-to-end solution that adapts to new technologies and continuously learns from transaction activity.
•
Flexible: Platform accessible through an array of application program interfaces (APIs), software development kits, iFrames and fully hosted solutions that provide complete control over the user experience and real-time customer engagement experiences.
•
Customizable: Leveraging an advanced No Code Low Code framework, we are able to efficiently deploy business-specific workflows, user experiences and tailored analytics.

•
Configurable: Reconfigurable business logic that allows us to quickly implement new functionality required by new and existing billers as we drive additional innovative solutions to our platform and beyond.
•
Integrated: Our significant and broad library of integrations to core accounting and billing software systems, including customer information systems (CIS), which are software systems used to efficiently manage customer processes and data and often include bill pay, customer service and forecasting and analytics tools, and enterprise resource planning (ERP) systems, which are software systems used to collect, store, manage and interpret data from many business activities, typically including accounting systems, as well as core financial institution processing platforms and certain digital banking providers, helps connect disparate systems across the electronic bill payment value chain.
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

We rely on a diversified go-to-market strategy including direct sales, software and strategic partnerships, resellers and referral partners across a number of industry verticals, and our IPN. While the direct sales channel is an important part of our business, we also rely on our software and strategic partners and resellers to deliver our solutions to our billers and financial institutions. Our software partners, such as Oracle, integrate our platform into their software products enabling us to power their bill payment capabilities. Our strategic partners, such as JPMorgan Chase, U.S. Bank, and a major payroll solutions provider, refer new billers to our platform, and in many cases, we jointly sell to prospective customers with our strategic partners. Some of our strategic partners, particularly banks, also integrate our solutions into their platforms to provide an integrated bill presentment and omni-channel bill payment solution to their customers, and as such they are also IPN partners.

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
•
Other Partners: Other partners benefit from our IPN in a variety of ways, such as enabling bill payment for consumers across the U.S. For example, we enable Walmart's consumers to pay their bills in-store at retail locations, and enable in-person cash payments at more than 90,000 retail locations in the Green Dot network.

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

Electronic Bill Payment Requires an Integrated, Single-vendor Solution

As electronic bill payments continue to evolve with consumer preferences, billers and financial institutions demand an integrated single-vendor solution suite to remain competitive. A typical electronic bill payment experience requires the coordination of multiple vendors for bill notification, presentment, various payment channels, call center support and data and analytics. These vendors lack integration, which results in a fragmented consumer experience and increased cost to the biller. Billers and financial institutions that are able to access a single, integrated end-to-end solution are able to provide a seamless experience for their consumers.

Billers and Consumers Are Underserved by Financial Institutions

Traditional financial institutions have been slow to adopt modern digital bill payment technologies, and the legacy providers on which the financial institutions rely have failed to innovate. Over the last decade, the volume of U.S. online consumer bill payments made through a bank’s bill payment solution has decreased significantly. We believe this reduction is driven by consistent under-investment by financial institutions and legacy providers in their bill payment platforms, resulting in a poor consumer experience. Generally, consumers must manually add billers to a financial institution’s system and are generally limited to automated clearing house (ACH) or other legacy payment channels rather than omni-channel payment capabilities. Ultimately, the lack of optionality and transparency inherent in a financial institution’s bill payment solutions creates an opportunity that we seek to address.

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

Data Is Being Underutilized

Consumer bill payment transactions are rich repositories of data that can be used to significantly improve the electronic bill payment experience. We believe the bill payment industry has under-invested in the technology required to capture and analyze this data. As the industry continues to evolve around changing consumer preferences and the emergence of new payment technologies, data and analytics play an increasingly important role in improving the full transaction value chain. Our proprietary transactional and behavioral data sets include hundreds of millions of interactions, create workflow efficiencies and provide insights (such as payment methods depending on bill size and bill type) that strengthen the connection between billers and consumers.

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

iFrames: Enables our billers, financial institutions and partners to exercise more control over the user experience by customizing the business logic to meet their specific requirements. Many of our billers who use iFrames have in-house IT resources but use our infrastructure for payment processing and Payment Card Industry Data Security Standard (PCI-DSS) compliance.

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

AI / ML: Our biller platform incorporates artificial intelligence and machine learning technologies to improve operational efficiency, system performance, fraud management, issue resolution and data-driven analysis, and to support more intelligent user experiences across billing, payment and service interactions.

Our Platform Features

The electronic bill payment process involves more than just a payment. It requires an end-to-end engagement mechanism that facilitates communication and payment between billers, partners and consumers to ensure timely and transparent payment through a frictionless consumer experience. Various features of our platform support this:

Consumer Engagement: We enable our billers to improve their consumer engagement with targeted communications, such as smart notifications, broadcast messaging, inbound and outbound communications and campaign management, all of which are managed by our communications management tools. Our engagement modules allow billers to communicate with consumers based on desired characteristics such as regional location, due date, account status (such as late payment) or custom logic. Our billers can also communicate new offerings, incentives for payment and new and advanced payment types and methods. In 2025, our billers sent hundreds of millions of emails and text messages and had millions of IVR calls using our communications modules.

Bill Presentment: Billers can present electronic bills and balance amounts through the biller’s own mobile app, text, secure PDFs, IVR and chatbots, or via alternative channels such as digital wallets, the AI-assistant voice service of a leading global ecommerce retailer, PayPal’s bill pay app, social media and our other IPN Partners.

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

•
payment scheduling and type – consumers can schedule payments at specific times and use specific payment types to best suit their needs; and
•
multi-account management – consumers can manage multiple accounts with a single provider in one place.

We offer complementary features to our billers' employees, including tools for automated case management, configurable reporting and "see what they see" where the customer service employees can see exactly what the consumer sees to quickly resolve problems.

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

What Sets Us Apart

Paymentus was built on the notion that existing bill payment systems are not equipped to handle how bills will be paid in the future. Our platform is a cloud-native solution that automates the entire bill payments lifecycle between billers and financial institutions and consumers through a single integration, simplifying how consumers pay bills and accelerating billers’ revenue recognition through the following characteristics:

•
Scalable: Our mission-critical platform is designed to support high velocity throughput of daily, non-discretionary consumer bill payments. Our platform is capable of scaling up market to serve large enterprise billers, each processing payments for millions of bills per month, while also serving smaller billers, each processing payments for one bill per month. In 2025, we processed approximately 724 million payments, and an average of 2.0 million payments were made each day using our platform.
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
•
Configurable: Our platform can rapidly and cost-effectively reconfigure our business logic to accommodate the specific requirements of the different end markets we serve. In 2025, the majority of new biller implementations were completed without any material code changes or significant development costs. Once configured, we can use these solutions with new and existing billers to expand into new verticals and geographies.
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

Our Financial Institutions

Our network connects our financial institutions to thousands of billers and sources of money movement including virtually every bank and credit union in the U.S., debit card and credit card payments and multiple digital wallets. The network also enables consumers to make loan payments to our financial institutions from our other network partners. By using open application programming interfaces (APIs), software development kit (SDK) widgets and single-sign-on (SSO) interfaces, our financial institutions have complete flexibility and control over how they integrate and deliver their services including modern digital bill presentment, payment and money movement services.

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

Access to Innovative Technology Solutions: As consumers demand a more seamless and secure experience, partners require consumer engagement and payment technology that caters to the latest consumer trends. We provide partners with technology solutions intended to drive top-of-mind awareness and expand their share of wallet within their respective markets.

Our Billers’, Financial Institutions’ and Partners’ Consumers

As our platform reaches more consumers, we capture and monetize more payment transactions. In December 2025, approximately 53 million consumers and businesses used our platform to pay their bills. As consumers increasingly demand omni-channel bill payment solutions for more of their bills, we attract more billers and partners who look to our platform to meet that demand.

Value Proposition to Consumers

Next-Generation Electronic Bill Payment Tools: Consumers gain access to advanced payments functionality to streamline their omni-channel bill payment experience. Consumers can view and pay bills through a variety of payment channels and types, engage with their billers and financial institutions and retrieve actionable insights regarding their payments and billing history.

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

Continue to Win New and Larger Billers, Financial Institutions and Partners

We believe the majority of billers and financial institutions use inferior electronic bill payment platforms. We plan to continue winning new and larger billers, financial institutions and partners by investing in the growth of our IPN, expanding our diversified go-to-market strategies and strengthening our value proposition. We intend to continue winning market share through a superior product offering that is easy to integrate and provides a feature-rich experience for our billers, partners and consumers.

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

Leverage our Platform to Expand Internationally

We believe there is global demand for electronic bill payment technology among billers and financial institutions with international consumers and partners that serve international billers and financial institutions. Although substantially all of our revenue is generated in the United States, many of our largest domestic billers also serve billable consumers in international geographies, and several of our domestic partners maintain international operations. We believe this presents us with a large opportunity to expand internationally without needing to significantly increase international headcount or retain local resources to initially serve international markets. Our international growth strategy is focused on leveraging our existing biller and partner relationships, and we believe our platform is well-positioned to quickly adapt to local payment channels and regulatory schemes. In particular, we anticipate that our near-term international growth opportunities will come through our U.S.-based billers, financial institutions or partners seeking a technology platform to power bill presentment and payment in international markets within their existing industry verticals, as well as through our larger partners that serve international billers and financial institutions. We also expect to expand our existing presence in Canada and India over time, both within current and new industry verticals.

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

While competitive factors and their relative importance can vary, in general, we will be evaluated on a number of factors including security, reliability, breadth and depth of functionality, ease of deployment and implementation speed, total cost of ownership and return on investment, customer satisfaction, customer service, partnerships, brand awareness and reputation and the ability to provide contextualized and actionable data-driven insights that improve the transaction experience. We believe we compete favorably on all of these factors.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual rights, to protect our proprietary software and our brands. We have obtained or applied for patent protection in the U.S. and certain other countries on certain material aspects of our proprietary technologies, and we have registered or applied to register certain of our material trademarks in the U.S. and in certain other countries. In addition to the intellectual property that we own, we license certain technologies and intellectual property from third parties, including software that is incorporated in our platform. We generally control access to and use of our software and other proprietary or confidential information through internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties who have access to our software and other proprietary or confidential information.

As of December 31, 2025, we held 29 issued U.S. patents, 2 issued Japanese patents, one issued Australian patent and one issued Brazilian patent related to our proprietary technologies. As of December 31, 2025, we also had eight pending U.S. patent applications, three pending PCT patent applications, three pending patent applications in each of Australia, Canada, China, Europe, India, Mexico and South Korea, two pending patent applications in Brazil and one pending patent application in Japan. If our currently issued patents are maintained until the end of their terms, they will expire between 2028 and 2045. The expiration of these patents is not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. In addition, as of December 31, 2025, we owned 18 registered U.S. trademarks and one registered trademark in each of the European Union, India, Japan, New Zealand and the United Kingdom. We also held two allowed and four pending trademark applications in the U.S. and one pending trademark application in Canada.

For additional discussion of how intellectual property protection affects our business, see the section titled "Risk Factors—Risks Related to Our Technology and Intellectual Property".

Government Regulations

Various aspects of our business and service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the U.S. Certain of our services are also subject to rules promulgated by various card and payment networks and other authorities, as more fully described below. These descriptions are not exhaustive, and these laws, regulations and rules frequently change and are increasing in number.

Our billers, financial institutions and partners and their consumers store personal and business information, financial information and other sensitive information on our platform. In addition, we receive, store, handle, transmit, use and otherwise process personal and business information and other data from and about actual and prospective billers, financial institutions and partners, as well as our employees and service providers. As a result, we and our handling of data are subject to a variety of laws, rules and regulations relating to privacy, data protection and information security, including regulation by various governmental authorities, such as the U.S. Federal Trade Commission (FTC), and various state, local and foreign agencies. Our data handling and processing activities are also subject to contractual obligations and industry standard requirements. The U.S. federal and various state and foreign governments have also adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. The legislative and regulatory landscapes for privacy, data protection and information security continue to evolve in jurisdictions worldwide, with an increasing focus on privacy and data protection issues with the potential to affect our business.

In the U.S., various laws and regulations apply to the security, collection, processing, storage, use and disclosure of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, and state and local laws relating to privacy and data security. Additionally, the FTC and many state attorneys general have interpreted and are continuing to interpret federal and state consumer protection laws to impose standards for the online collection, use, dissemination, processing and security of data. In addition, to the extent not exempted, many states in which we operate have enacted laws that protect the privacy and security of sensitive and personal data, such as the California Consumer Privacy Act (CCPA), as amended. In addition, all 50 states have data breach notification laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state attorneys general or other regulatory authorities, and others. Finally, as a public company, we are required to disclose material cybersecurity incidents within four business days of our determination that a material cybersecurity incident has occurred.

Several foreign countries and governmental bodies, including China, Australia, India, Canada, the European Union (EU) and other countries have also established a number of laws, rules and regulations addressing privacy, data protection and information security with regard to the handling and processing of sensitive and personal data obtained from their residents with which we or our billers, financial institutions or partners may need to comply. These laws and regulations, such as the EU's General Data Protection Regulation (GDPR), the NIS Directive, and the EU Digital Operational Resilience Act (DORA), are in certain cases more stringent than those in the U.S. These laws address, among other issues, the cross-border transfer of personal data from the country of origin to third party countries such as the U.S. The DOJ Bulk Transfer Rule also addresses the export of bulk sensitive personal data to certain other countries. In some instances, these may apply to our processing of data on behalf of our customers. Finally, because we process individually identifiable protected health information in certain cases, we also may be subject to certain obligations as business associates under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), as well as certain health-related state laws and related contractual obligations.

We are also subject to the rules and standards of Visa, Mastercard, American Express, the National Automated Clearinghouse Association (NACHA) and INTERAC, a Canadian interbank network, and other payment networks and their participants. In order to provide our payment processing services, we must be registered either indirectly or directly as service providers with the payment networks that we use. As such, we are subject to applicable card association and payment network rules, standards and regulations, which impose various requirements and could subject us to a variety of fines or penalties that may be levied by such associations or networks for certain acts or omissions. Card associations and payment networks and their member financial institutions regularly update and generally expand security expectations and requirements related to the security of consumer data and environments. Failure to comply with the networks’ requirements, or to pay the fees or fines they may impose, could result in the suspension or termination of our registration with the relevant payment networks and therefore require us to limit or cease providing the relevant payment processing services. It could also cause existing billers, financial institutions or partners, their consumers or other third parties to cease using or referring our services or prospective billers, financial institutions or partners to terminate negotiations with us.

Further, we and our billers, financial institutions and partners are subject to a variety of U.S. state and federal laws, rules and regulations related to telemarketing, recording and monitoring of communications, such as the Telephone

Consumer Protection Act (TCPA), the Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM Act) and others, because our platform enables our billers and partners to communicate directly with their consumers, including via e-mail, text messages and calls, and also enables recording and monitoring of calls between our billers, financial institutions and partners and their consumers for training and quality assurance purposes. Effective April 11, 2025, the FCC implemented a consent revocation rule relating to the TCPA, which strengthens consumer rights to revoke consent to receive autodialed calls or prerecorded messages as well as text messages. As a result, our billers and partners are also now required under that rule to honor opt-out requests within a shortened timeframe. Finally, several states have also enacted state-level laws modeled after the TCPA, or “mini-TCPAs,” which impose stricter regulations on telemarketing activities, including the use of automated systems for calls and text messages.

In addition to the laws and regulations described above, various regulatory agencies in the U.S. and in foreign jurisdictions continue to examine a wide variety of issues which are or may be applicable to us and may impact our business. These issues include payments, identity theft, account management guidelines, privacy, disclosure rules, cybersecurity and marketing. The banks we partner with are under growing pressure to increase scrutiny and oversight of their fintech customers, resulting in increasing pressure on us by our bank partners to enhance our AML/BSA compliance and sanctions screening controls. There is a risk a partner bank’s regulator will examine our compliance program under enhanced standards applicable to banks. In addition, in the U.S., almost all states regulate money transmission, and while our services do not involve the movement of funds directly, there is a risk that a state regulator may misinterpret our services and find we are offering unlicensed money transmission. In Canada, we have determined we are subject to the Retail Payments Activity Act as a Payment Service Provider and have registered as such with the Bank of Canada, and as a Money Service Business with FINTRAC. Accordingly, we are now subject to increased scrutiny of compliance with Canadian payments regulations. Several states have provided guidance or prohibitions against the use of convenience or similar "pay-to-pay" fees in certain industries that may impact us and our billers. The laws and regulations relating to financial services, privacy, data protection and information security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. As our business continues to develop and expand, including internationally, we continue to monitor the additional laws and regulations that may become relevant. Any actual or perceived failure to comply with legal and regulatory requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, including class action litigation, consent decrees and injunctions, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, damages, fines, penalties, adverse publicity, reputational damage and constraints on our ability to continue to operate.

For additional discussion on governmental regulation and payment network operating rules affecting our business, please see the section titled "Risk Factors—Risks Related to Regulation."

Employees and Human Capital Resources

As of December 31, 2025, we employed 1,340 full-time employees and a small number of part-time employees. Our employees are located across the U.S., in Canada as well as in India. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We believe that we have good relationships with our employees.

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

Available Information

We file or furnish periodic reports and amendments thereto, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (SEC). In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our website is located at www.paymentus.com, and our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at https://ir.paymentus.com/home/default.aspx as soon as reasonably practicable after we electronically file or furnish such information with the SEC. Information contained in, or that can be accessed through, our or the SEC's website is not a part of, and is not incorporated into, this report.

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the accompanying notes included elsewhere in this report before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business operations, results of operations, financial condition or prospects. The trading price of our Class A common stock could decline due to the materialization of any of these risks, and you may lose part or all of your investment. In addition, the risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in the forward-looking statements. See the section titled "Special Note Regarding Forward-Looking Statements" for a discussion of such statements and their limitations. Our risk factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Risks Related to Our Business, Industry and Growth

Our historical growth rate may not be sustainable or indicative of our future growth, and a failure to attract and retain billers and financial institutions could materially harm our business.

Our historical growth rate, including in payment volumes, may not be sustainable or indicative of our future growth. We cannot guarantee that we will be able to attract new billers, financial institutions and end-users, retain existing ones or maintain similar growth, despite solid growth in recent years.

Retaining existing revenue is substantially less costly than generating new revenue. A failure to retain revenue from existing billers and financial institutions could adversely impact our operating results, even if offset by attracting new business or increasing platform adoption. Furthermore, a failure to meet our expected growth rates in all of our key performance metrics will likely harm the market price of our Class A common stock.

Our ability to attract new billers and financial institutions, retain revenue from existing ones or increase adoption of our platform is impacted by many factors, including:

•
Our transaction fees and our billers’ ability to pass them on to consumers or willingness to absorb them.
•
Our ability to timely expand the functionality and scope of our platform.
•
Our ability to execute timely implementations of new billers and financial institutions and to meet their expectations.
•
Our ability to maintain biller and financial institution payment rates and platform usage.
•
Competitive factors, such as competing solutions, discount pricing and other strategies.
•
Our ability to provide high-quality customer support for billers, financial institutions and end-users.
•
Our ability to attract and retain strategic partners, software partners, resellers, referral partners and instant payment network partners.
•
Our ability to develop new product offerings or expand into new industries and market segments.
•
Actual or perceived privacy violations, security breaches or other related incidents.
•
The frequency and severity of system outages, technological changes or similar issues.
•
Our ability to identify and acquire or invest in complementary businesses, products or technologies.
•
Our ability to increase brand awareness and successfully compete with other companies.
•
Our ability to expand internationally.
•
Our focus on long-term value, which may lead to strategic decisions that do not maximize short-term revenue or profitability.

We rely on partnerships for a portion of our revenue; if we fail to establish, grow or maintain them, our ability to compete and our operating results will be impaired.

We rely on integration of our end-to-end electronic bill payment solution into third-party software products for a portion of our customer base, which enables us to power such software products’ bill payment capabilities. We also rely on strategic partners, such as JPMorgan Chase, U.S. Bank and a major payroll solutions provider, and industry-expert partners across a number of verticals to refer new billers. Additionally, our patented and proprietary IPN enables partners, such as PayPal, Walmart, Green Dot, a leading global ecommerce retailer, and banks, to embed our solution into their ecosystems through a single point of access. These partnerships drive increased transaction volume and platform adoption.

To grow, we must expand existing and establish new strategic offerings, features and functions on our platform and expand our reach and partnerships for our IPN. This is challenging, especially with financial institutions and large enterprises, as it requires extensive and costly sales and marketing efforts with no guaranteed success. If we are unsuccessful in establishing, growing or maintaining partnerships, our ability to compete could be impaired, and our operating results may suffer. Moreover, the loss of one or more of our largest partnerships could result in the loss of associated biller relationships or payment channels, harming our business, operating results and financial condition.

If we cannot manage our infrastructure to support future growth and effectively manage our expanding operations, our business and reputation could be harmed.

The growth we have experienced places significant demands on our operational infrastructure. The scalability and flexibility of our platform depend on the functionality of our technology and network infrastructure to handle increased traffic and demand for bandwidth. Increased data processing due to the growth in users and bills processed poses risks, as any problems with data or bill transmission could harm our brand or reputation.

As our business grows, we must devote additional resources to improving and enhancing the scalability of our operational infrastructure, including customer support, cybersecurity and data protection, risk and compliance operations and professional services. Failure or delays in these efforts could lead to service interruptions, impaired system performance, cybersecurity or privacy exposure, reduced satisfaction and retention, and ultimately reduced revenue growth, loyalty and reputation. Scaling our business is expensive and complex, requires significant management time and may cause inefficiencies or service disruptions. We cannot be sure that infrastructure expansion and improvements will be implemented effectively or timely, which could adversely affect our business, regulatory exposure, reputation, operating results and financial condition.

Further, we intend to continue expanding our overall business, including headcount, but cannot assure that revenue will grow sufficiently to offset the associated costs. We must also continuously improve our operational and financial controls and reporting procedures as we grow. Management's limited experience managing a large public company may impede effective management of this growth. We also risk over-hiring, over-compensating employees and over-expanding infrastructure, especially during periods of high inflation, which could negatively impact gross profit or operating expenses.

Our growth, infrastructure development and geographically dispersed workforce also place strains on our corporate culture, which is key to innovation and success. Our dispersed workforce across the U.S., Canada and India makes effective management, culture preservation and rapid execution more difficult. Failure to preserve our culture could limit our ability to innovate, operate effectively, recruit and retain personnel, perform at current levels or execute our business strategy.

Our ability to maintain profitability is uncertain due to expected increases in costs that may not be offset by revenue growth or expected benefits from investments.

We expect to continue expending substantial resources on various initiatives, and the increased costs may fail to generate the expected benefits. These investments include:

•
Sales and marketing, including expansion of our sales team and initiatives to drive expansion of our IPN and partner ecosystem.
•
Our technology infrastructure, including systems architecture, scalability, availability, performance and security.
•
Product development, including investments in our product development team and the development of new products and new functionality for our AI-enabled platform.
•
Regulatory and legal compliance and risk management to support growth and new product offerings.
•
Acquisitions or strategic investments.
•
Expansion into new channels, verticals and international markets.

•
General administration, including increased legal and accounting expenses as a public company.

If our revenue growth is insufficient to offset the expected cost increase, our business, operating results and financial condition will be harmed, and we may not maintain long-term profitability. Specifically, net income and adjusted EBITDA may be adversely impacted by investments in our platform and IPN, increased public company operating costs, integration of future acquisitions, if any, and amortization of related intangible assets.

As the number of billers and financial institutions increases and market penetration rates rise, our growth rate may decline over time. This slowdown could negatively affect investor perception and the market price of our Class A common stock. In that scenario, our business performance will rely more heavily on retaining existing revenue and increasing platform adoption by existing billers and financial institutions.

Our sales efforts to large enterprises are complex, costly and unpredictable, which could cause our results to fluctuate.

The adoption of our platform by large enterprise billers and financial institutions, in lieu of legacy solutions, in-house technologies or competitor products, is a key factor in our growth and financial performance and involves specific risks, such as longer, unpredictable sales cycles, varying levels of engagement and the need to navigate multilayered approval processes. Our sales efforts require considerable time and expense to evaluate specific organizational needs and sell and educate multiple decision-makers at potential billers and financial institutions about our platform's capabilities and value.

Because large enterprises impact more consumers, they involve multiple levels of evaluation, specific requirements and often senior management participation. As a result, sales cycles are long and unpredictable, leading to potential fluctuations in our operating results. Decisions by large organizations are influenced by factors not directly related to our platform features, such as projected business growth, economic uncertainty, capital budgets, anticipated cost savings, preference for internal software, perceptions about our business and platform, more favorable competitor terms, prior technology investments and personnel changes during the sales or implementation phases. Decision-makers may also have vested interests in existing solutions, making a sale more difficult. Large organizations also impose wide-ranging ancillary requirements, such as exhaustive security audits for handling sensitive consumer billing and payment data.

Overall, selling to large enterprises requires extensive effort and a significant investment of human resources, expense and time, including from our senior management, with no guarantee of success. If sales efforts do not yield sufficient revenue to justify our investments, our business, operating results and financial condition could be adversely affected.

Economic risks and inflationary pressures could negatively affect our financial performance, and we may not be able to adjust our pricing accordingly.

Although a significant amount of our business relates to non-discretionary payments, the electronic bill presentment and payment services industry is heavily dependent on the overall level of consumer, business and government spending. We are exposed to general economic conditions that can affect consumer confidence, spending, discretionary income and purchasing habits. A sustained deterioration in economic conditions, a prolonged government shutdown or increases in interest rates may reduce the number or average amount of electronic bill payments on our platform, decreasing our revenue and profit. If billers present fewer electronic bills to consumers, or consumers spend less per transaction, we will process fewer or lower-value transactions, resulting in lower revenue and potentially material adverse impacts on our business, operating results and financial condition.

The U.S. economy experienced prolonged economic uncertainty and inflationary conditions in 2022 and into 2023, followed by partial stabilization in 2024. Although inflation continued to moderate in 2025, the economy was still affected by lingering cost pressures and uneven economic conditions, which negatively affected our financial performance. Despite some improvement, overall economic uncertainty remains elevated in 2026 and could continue to adversely affect our results. Ongoing uncertainty regarding tariffs or trade disputes may further exacerbate these risks.

In addition, these economic conditions, or a worsening thereof, could cause clients to defer anticipated implementations or reevaluate development of technology resources, which may delay expected revenue recognition. Inflationary pressures also lead to higher average bills, especially in the utility sector, and increased interchange fees. We may be unable to fully adjust our pricing to address these pressures, and our adjustments typically lag behind the impact of inflation on clients, rising bill amounts and increased interchange fees. Additionally, ongoing wage pressures due to inflation are placing short-term pressure on our margins, posing challenges for expense management. Continued economic uncertainty and inflationary conditions could have a material adverse impact on our business, operating results and financial condition.

An economic downturn could force our billers, financial institutions, partners or their consumers to close or declare bankruptcy, resulting in lower revenue and earnings, and greater exposure to potential credit losses and transaction declines. We also have fixed and other costs, such as rent and salaries, that limit our ability to quickly adjust and respond to business and economic changes. Changes in economic conditions could have a materially adverse effect on our future revenue, profit, operating results and financial condition.

The market in which we operate is competitive, and if we cannot compete effectively, our business, operating results and financial condition could be harmed.

The electronic bill presentment and payment services market is fragmented, competitive and constantly evolving. Our primary competitors are legacy solution providers and financial institutions with internal solutions, as well as a number of other electronic bill payment companies offering similar services. With the introduction of new technologies and market entrants, we anticipate intense competition.

Competitors, including legacy providers, new entrants and financial institutions, may internally develop, acquire or partner to expand their offerings, provide more comprehensive solutions or achieve greater economies of scale. They may bundle competing solutions with other offerings, potentially offering them at lower or no additional cost, or pay exit or termination costs to acquire customers. Customer information system providers often leverage their broader relationships to cross-sell bill payment services. Legacy providers offer various payment solutions, including in-person cash payments, check-based mail payments, prior-generation interactive voice response (IVR) telephone-based payments and web-based payments, as well as a variety of point solutions. New entrants, such as payment processing vendors focused on online and mobile payments and mobile wallets, may also enter the market through acquisitions or partnerships.

When selling to billers, financial institutions or strategic partners with existing solutions, we must demonstrate to their internal stakeholders our platform’s superiority. Furthermore, potential clients in some lower-margin industries are price-sensitive and may choose a lower-cost provider over our more advanced solutions.

We compete on several factors:

•
Product features, quality and breadth and depth of functionality.
•
Ease of deployment and implementation speed.
•
Ease of integration with leading billing and enterprise software, customer information systems and banking technology infrastructures.
•
Ability to automate processes.
•
Cloud-based delivery architecture.
•
Advanced security, reliability, customer service and control features.
•
Data asset size and ability to leverage artificial intelligence to grow faster and smarter.
•
Regulatory compliance leadership.
•
Brand awareness and reputation.
•
Pricing, total cost of ownership and return on investment.
•
Consumer satisfaction.

Many competitors have greater name recognition, longer operating histories, more established relationships, larger marketing budgets and greater resources. They may respond more quickly and effectively to new or changing opportunities, technologies, standards and requirements. For these reasons, we may be unable to compete successfully or maintain market acceptance for our platform, which would harm our business, operating results and financial condition.

Fluctuations in our operating results and shifts in payment mix make forecasting difficult; inability to accurately meet our forecasts could cause our stock price to decline.

Our growth makes forecasting our future operating results difficult. Our operating results have fluctuated historically and are expected to fluctuate in the future due to many factors largely outside our control. Thus, past results are not indicative of future performance.

Factors that may affect our operating results include:

•
Fluctuations in demand for our platform.
•
Our ability to attract new billers and financial institutions and retain and increase adoption by existing ones.
•
Our ability to expand relationships with partners and attract new ones.

•
Our ability to accelerate implementation and reduce the time between bookings and revenue recognition.
•
Changes in payment method preferences and channels by consumers, affecting revenue and gross margin, particularly due to interchange fees.
•
Variations across biller industries, affecting payment methods and average payment amounts, and thus revenue and gross margin, particularly due to interchange fees.
•
Changes in biller and financial institution preference for cloud-based services due to industry security breaches and incidents, privacy concerns or security or reliability concerns regarding our products.
•
Fluctuations or delays in purchasing decisions in anticipation of new products or enhancements by us or competitors.
•
Changes in biller, financial institution and consumer budgets, and the timing of their budget cycles and purchasing decisions.
•
Potential and existing billers and financial institutions choosing competitors’ products or developing internal solutions.
•
The development or introduction of new platforms or services that are easier to use or more advanced than ours.
•
Our ability to adapt to new forms of payment, including cryptocurrencies and blockchain-based transactions.
•
The adoption or retention of more entrenched or rival services in international markets where we compete or plan to compete.
•
Our ability to control costs, including operating expenses.
•
Rising inflation and our ability to adjust pricing and control our costs, including employee wages and benefits and other operating expenses.
•
The amount and timing of payments for operating expenses, particularly research and development and sales and marketing expenses.
•
The amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges.
•
The costs associated with recruiting, training, integrating, retaining and motivating employees.
•
The effects and integration of acquisitions.
•
General economic conditions, domestically and internationally, as well as conditions affecting biller industries.
•
The impact of new accounting pronouncements.
•
Changes in competitive dynamics.
•
Security breaches, technical difficulties or interruptions to the delivery and use of our platform.
•
Awareness of our brand and reputation.
•
The impact of widespread health issues, such as pandemics, on our operating results, liquidity, financial condition and key stakeholders.

Any of these factors, or their cumulative effect, may cause our operating results to vary significantly. Additionally, we incur significant expenses operating as a public company. If our business planning assumptions are incorrect, our revenue may fail to meet expectations and we may not achieve profitability goals. If our quarterly operating results fall below investor or analyst expectations, or if our financial guidance is lowered, the price of our Class A common stock could substantially decline, potentially leading to costly securities class action lawsuits.

Furthermore, a substantial majority of our revenue is derived from transaction fees, and most bills on our platform are paid via credit or debit cards. We generally receive more revenue from card-based payments than from electronic check and automated clearing house (ACH) payments. Therefore, if more consumers shift to paying bills by electronic check, ACH or other methods with lower transaction fees, our operating results could be materially impacted.

We depend on third-party payment processors, sponsor banks, and printers; service interruptions from these providers could harm our business.

We rely on third-party payment processors, including PayPal’s Braintree service, sponsor banks and third-party printers to process bill payments across our platform, including credit and debit cards, ACH, eChecks and PayPal. The per-transaction settlement fees we pay to these processors constitute a significant portion of our cost of revenue. These processors also collect and store payment card information and provide certain fraud detection services.

Our multiyear agreements with these processors mandate compliance with card network security standards and guidelines, and require us to reimburse them for fines assessed by payment networks due to any rule violations. If a processor terminates its relationship with us, due to our failure to meet obligations or for other reasons, or refuses to renew on commercially reasonable terms, we would need to engage alternatives. This could lead to service interruptions and significant expenses. Such interruptions could damage our reputation and relationships with existing and potential billers and financial institutions, and may obligate us to provide service credits or refunds. Processors have experienced, and may continue to experience, outages that temporarily impact our transaction processing capability. If a processor fails to meet our standards, is compromised or suffers errors, outages or vulnerabilities, we could temporarily lose the ability to process transactions until remedied or a replacement is engaged. Finally, if a third-party processor experiences a data breach or privacy violation, this could result in legal, regulatory or contractual exposure, reputational harm or other associated liability or additional costs or losses.

Our use of artificial intelligence (AI) and machine learning (ML) presents specific risks that could harm our business and reputation.

Although not material at this time, our use of AI and ML is growing, and their application in our biller platform and integration into our product offerings can present risks. Flaws in AI algorithms, limitations in model design or insufficient or biased datasets could undermine the accuracy or reliability of insights, predictions or analysis produced by AI-enabled features. Data practices by us or others that are deemed inappropriate or controversial could impair the acceptance of AI or ML solutions or subject us to lawsuits, regulatory inquiries or enforcement actions.

Our AI and ML capabilities are designed to augment human decision-making and operational efficiency and are not used to autonomously authorize payments, release funds or override established compliance, security or financial controls. However, the use of AI may increase cybersecurity, privacy, intellectual property, operational and technological risks, including risks related to data protection, model performance, third-party technology dependencies and misuse or misrepresentation of AI-generated outputs. The technologies, regulatory expectations and use cases for AI are rapidly developing, making it difficult to predict all related legal, operational or technological risks.

The use of AI is subject to ongoing and evolving scrutiny by various international and U.S. regulatory agencies, including the SEC and FTC. Numerous AI-related bills are introduced in state legislatures every year, and a number of states have enacted AI-related laws or regulations. At the same time, multiple Presidential executive orders have been issued, some of which purport to preempt such state laws, and which are currently being challenged. Thus, the legal and regulatory landscape around AI is uncertain and continuing to rapidly evolve to address both the benefits and risks of the development and deployment of AI. Common risks around the use of AI in certain contexts may include cybersecurity, privacy, accuracy, bias/discrimination and intellectual property. As governments continue to regulate, limit or restrict the use of AI, or impose additional compliance requirements that could increase costs or reduce the usability or effectiveness of our products and services, these deficiencies and regulatory challenges could subject us to competitive harm, legal liability and brand or reputational harm.

In addition, many of our customers require contractual representations, warranties and indemnities related to our use of AI and ML. If we fail to comply with these obligations, or if AI-related functionality does not perform as expected, we could face legal liability, contractual termination, competitive harm and damage to our brand and reputation, which could adversely affect our financial performance. Furthermore, managing these same risks downstream from a supply chain perspective with respect to third-party vendors of products and services, particularly as our upstream customers require AI-related contractual protections and warranties, presents similar challenges.

We operate in an innovative and evolving market, and slow or unexpected development could negatively impact our revenue.

The electronic bill presentment and payment market may develop more quickly or differently than expected. Our main competition remains legacy processes, such as physical bills, checks and non-scalable IVR and similar systems, and internally developed financial institution systems, as well as a number of other electronic bill payment companies offering similar services. Our success depends substantially on the widespread adoption of our cloud-based platform as an alternative to these existing solutions and adoption by billers not currently using any such solutions.

If the market does not evolve as anticipated, or if we cannot expand our platform to meet its demands, our revenue may decline or fail to grow. Some organizations may be reluctant to use our platform due to concerns about implementation costs, uncertainty over cloud-based reliability and security or lack of awareness of our platform’s benefits.

Our growth depends on several key factors:

•
Prospective billers' and financial institutions’ awareness of our platform and our reputation.
•
The timely completion, introduction and market acceptance of platform enhancements, new payment methods or new products.
•
The effectiveness of our marketing programs.
•
The costs of our platform and the ability of billers to pass on transaction costs to consumers.
•
The success of competing solutions, including those that may offer superior, more efficient or secure solutions at lower prices.

The electronic bill presentment and payment services market is subject to ongoing technological change, evolving industry standards and payment methods, changing regulations and shifting biller, financial institution and consumer needs. If we fail to adequately adapt to these rapidly changing requirements, our products may become less competitive and our growth rate could decline.

Our business success depends on our ability to adapt and respond effectively and on a timely basis. If we fail to enhance our platform, add new payment methods or develop and integrate new products that keep pace with technological and regulatory change, our business, operating results and financial condition could be adversely affected. Additionally, modifying our platform to meet these needs also increases research and development expenses. Any of these issues could reduce demand, lead to dissatisfaction and adversely affect our business.

Our risk management efforts may be ineffective against fraudulent activities, exposing us to material financial losses, liability and reputational harm.

We provide a software platform that automates the entire bill payment lifecycle. We are responsible for verifying biller identity and monitoring transactions for fraud. We and our billers, financial institutions and partners are targeted by parties seeking to commit financial fraud using evolving techniques such as stolen identities and bank accounts, compromised email accounts, insider fraud, fake businesses and customers, account takeover, false applications and check fraud.

Our risk management policies, procedures, techniques and processes may be insufficient to identify all risks, prevent and mitigate identified risks or identify future risks. Furthermore, errors in judgment by employees, agents, subcontractors or vendors, or flaws in the software-driven and highly automated nature of our platform, could result in large financial losses. As platform usage grows, our exposure to material risk of losses from a single or small number of users increases.

Our current business and anticipated growth place significant demands on our risk management, requiring us to continuously invest significant resources to develop and improve our infrastructure, policies, procedures, techniques and processes. As fraud techniques evolve, we may need to modify our products or services. As our business grows and becomes more complex, our ability to forecast and carry appropriate reserves for fraud losses may decrease. Such fraudulent activities can also expose us to civil and criminal liability, governmental and regulatory sanctions and breaches of contractual obligations to partners.

If we lose our founder and chief executive officer or other key management, or cannot attract and retain qualified executives and employees, our business may be harmed.

Our success and future growth depend on the continued services of our management team and key employees. Our founder, chairman, president and chief executive officer, Dushyant Sharma, is critical to overall management, product development, partnerships, culture and strategic direction. Changes in our management team could disrupt our business.

The loss of our founder and chief executive officer, other senior management or key employees could harm our business, and we may not be able to find timely or adequate replacements. We must attract and retain highly qualified personnel, including executive officers, software developers and compliance and risk management staff, to execute our strategy. Competition for this talent is intense and increasing. Many competing companies have greater resources and can offer substantially greater compensation.

Additionally, a new or revised visa program, particularly one limiting H1-B and other visas, may impact our ability to recruit, hire, retain or effectively collaborate with qualified personnel, including those with expertise in AI, ML, payment systems and risk management, which could adversely affect our business, operating results and financial condition. Failure to attract, develop and integrate new personnel, or to retain and motivate current personnel, would adversely affect our growth prospects.

Failure to provide high-quality customer support could damage our reputation and business, or negatively impact our profitability.

Billers, financial institutions and their consumers rely on our customer support to resolve issues and realize our platform's full benefits. High-quality support is crucial for retention and increasing adoption by existing clients. Support is primarily provided via email, chat and through the platform for clients, and over the telephone for consumers.

If we fail to resolve issues quickly or provide effective ongoing support, or if our support is insufficient, our ability to retain and acquire clients and increase adoption could suffer, and our reputation could be harmed. Complaints or negative publicity about our customer service could diminish confidence and use of our products. Effective customer service requires significant expenses, which if not managed properly, could negatively impact profitability. If we cannot meet support needs during our current service hours, we may need to increase coverage or methods, further reducing profitability.

If our transaction fees are unacceptable to clients or consumers, our financial condition and growth could be harmed.

We generate substantially all of our revenue from per-transaction fees charged to billers and financial institutions or their customers. As the market matures or competitors introduce rival products and services, we may face pricing pressure and be unable to renew agreements or attract new clients at desired fee levels. Our pricing strategy for new products may also be unappealing, or competitors may bundle services at lower prices. If this occurs, we may have to change strategies or reduce prices, harming our business, operating results and growth prospects.

A significant portion of our revenue comes from billers who pass transaction fees on to consumers. While common in sectors like utilities and municipalities, these fees often face negative consumer perception and regulatory limitations. This could lead to heightened regulatory scrutiny and further pricing pressure.

Failure to meet our service level commitments could lead to credits, refunds or contract terminations, adversely affecting our revenue and financial condition.

Many of our agreements with our clients contain service level commitments, including those for data accuracy and support response time. If we fail to meet these commitments or the platform experiences extended downtime, we may be contractually obligated to provide service credits or refunds. Clients could also shift away from us as their exclusive provider or terminate contracts, adversely affecting future revenue. Additionally, extended service outages could hurt our reputation, revenue and operating results.

International expansion exposes us to a variety of operational, regulatory and financial risks.

A component of our long-term growth strategy is to expand our operations internationally, targeting international billers, financial institutions and partners. Although we currently generate substantially all of our revenue in the U.S., we have billers with international consumers and financial institutions with international customers. There is no guarantee that our expansion efforts will succeed, or that we can grow our international footprint without unexpected delays or expenses. If we invest substantial resources and fail to expand successfully, cost-effectively and timely, our business and operating results may suffer.

Our long-term international strategy involves a variety of risks, including:

•
Changes in regulations and our ability to comply with and obtain relevant licenses.
•
Currency exchange rate fluctuations and the effect on revenue and expenses, as well as the cost and risk of hedging transactions.
•
Reduction in cross-border trade and other adverse impacts from trade sanctions or changes in trade relations, laws or regulations.
•
Potential application of more stringent regulations on payments, privacy, data protection, information security and the authorized use of or access to sensitive and personal data.
•
Exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act (FCPA) and similar laws.
•
Unexpected changes in tax laws.

Acquisitions and strategic investments could be difficult to identify and integrate, divert management, disrupt our business and dilute stockholder value.

As part of our long-term growth plans, we expect to acquire or invest in additional businesses, products or technologies. Acquisitions may divert management’s focus, cause us to incur expenses in identifying and pursuing targets and require us to spend cash, issue additional equity or incur debt, amortize intangible assets or incur goodwill or asset write-offs.

Integrating an acquired business or technology is risky and may require unexpected investment or time. Completed and future acquisitions may result in unforeseen difficulties and expenditures related to:

•
Incorporating new businesses and technologies into our infrastructure.
•
Consolidating operational and administrative functions.
•
Coordinating outreach to our community.
•
Maintaining morale and culture and retaining and integrating key employees.
•
Maintaining or developing controls, procedures and policies, including effective internal control over financial reporting and disclosure controls and procedures.
•
Identifying and assuming liabilities from the acquired business's pre-acquisition activities, such as legal violations, intellectual property issues and taxes.

We may not achieve the expected benefits from acquisitions, or in the time frame anticipated. Acquisitions could also lead to dilutive equity issuances or increased debt, unfavorable accounting treatment, exposure to third-party claims, including intellectual property claims or unexpected litigation with the counter-parties. We may not generate sufficient returns to offset acquisition costs. If an acquired business fails to meet our expectations, our business, operating results and financial condition may suffer. Negative perceptions of acquisitions by analysts or investors could also cause our stock price to decline.

Failure to maintain and enhance our brand could adversely affect our business and financial condition.

Maintaining and enhancing the Paymentus brand is important for marketing to new clients and increasing adoption by existing ones. Successful brand management depends on:

•
Effective marketing and demand generation.
•
Providing reliable products that meet client and consumer needs at competitive prices.
•
Maintaining client and consumer trust.
•
Developing new functionality and products.
•
Successfully differentiating our products from competitors.

Our promotion activities may not generate awareness or yield increased revenue that offsets expenses. Negative publicity about our industry or our competitors, us, our product quality, risk management, privacy and security practices, litigation, regulatory activity or client experience could harm our reputation. If we fail to successfully promote and maintain our brand, our business, operating results and financial condition could be adversely affected.

We may require additional capital to support growth, and it may not be available on favorable terms, if at all.

We have funded our operations primarily through equity financings and cash from operations. We intend to continue making investments that may require us to engage in equity, equity-linked or debt financings to secure additional funds, particularly in connection with inorganic growth opportunities. Additional financing may not be available on favorable terms, or at all. The high volatility of other technology companies’ stock prices may also reduce our ability to access capital on favorable terms and adversely impact the market price of our Class A common stock. If adequate funds are unavailable, we may be unable to invest in future growth opportunities, harming our business, operating results, financial condition, and prospects.

Incurring debt would give debt holders rights senior to those of Class A common stock holders and could restrict our operations, including our ability to pay future dividends. Issuing additional equity or convertible securities would cause dilution to stockholders, and the new securities could have rights senior to our Class A common stock. Since the timing, amount or nature of future issuances is unpredictable, stockholders bear the risk of future debt or equity issuances, reducing the market price of our Class A common stock and diluting their interests.

Adverse developments in the financial services industry, including events involving liquidity, defaults or non-performance, could adversely affect our business.

Events involving limited liquidity, defaults, non-performance or other adverse developments affecting our customers, financial institutions, transactional counterparties or the financial services industry generally, or concerns or rumors about such events, may lead to market-wide liquidity problems, disruptions in accessing our cash balances, increased contractual risk and increased settlement risk.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding and credit arrangements could be significantly impaired by factors affecting us, the financial services industry or the general economy. These factors include actual or perceived events including liquidity constraints or failures, such as the market-wide liquidity problems following the 2023 failures of Silicon Valley Bank, Signature Bank and Silvergate Capital Corp., as well as the inability to perform obligations under settlement or credit agreements, disruptions in the financial services industry or markets, or negative expectations about the prospects for companies in the financial services industry.

Investor concerns about U.S. or international financial systems could result in less favorable commercial financing terms, such as higher interest rates or costs and tighter financial or operational covenants, or systemic limitations on access to credit, making financing difficult to obtain. Any decline in available funding or access to liquidity could adversely impact our ability to meet operating expenses and financial obligations, potentially resulting in breaches of contractual obligations or violations of wage and hour laws.

If our regulated customers directly experience events similar to the 2023 bank events, it could result in settlement risk, breach of contractual obligations and losses that may or may not be recoverable. Any of these impacts could have material adverse effects on our liquidity, business, financial condition or results of operations.

Widespread health issues or pandemics, natural disasters or man-made problems could materially harm our business operations.

We are subject to risks from widespread health issues, such as the COVID-19 pandemic, which can impact the movement of people, goods and services. These risks include market volatility, economic downturns, remote workforce impacts on productivity and sales, increased security breach risks and disruption of client operations. Any such risks could materially impact our business, operating results and financial condition.

Our headquarters are located in Charlotte, North Carolina, and we have a large employee presence in the U.S., Canada and India. Natural disasters, such as earthquakes, hurricanes, floods and fires, or man-made problems, such as power loss, telecommunications failure, vandalism, cyber-attacks, war or terrorism, affecting our operations, significant customer presence or data centers could disrupt our business. This could lead to inability to continue operations, reduced transaction volumes, system interruptions, reputational harm, delays in development, service interruptions, data breaches and financial impact. Remote work arrangements increase difficulty in continuing business if employees' ability to work remotely is impacted.

The increased prevalence of malware, viruses, hacking, ransomware, denial-of-service attacks and other security incidents poses risks to maintaining performance, reliability and security of our solutions and infrastructure, impacting our ability to retain and attract billers, financial institutions, partners and consumers.

Our insurance may be insufficient to cover losses from disasters or cyber-attacks. The successful assertion of a large claim that exceeds our coverage, changes in insurance policies, such as premium increases or higher deductibles, or denials of coverage could materially adversely affect our business, operating results, financial condition and reputation.

Future litigation, investigations or similar matters could adversely affect our business and result in substantial costs.

We have been, and may in the future become, subject to legal proceedings, claims, investigations or similar matters in the ordinary course of business, such as commercial disputes with clients or their consumers, employment claims or claims regarding misappropriation of consumer data. Litigation is costly and time-consuming, and diverts management’s attention and resources.

Insurance may not continue to be available on favorable terms, cover such matters or provide sufficient payments. An uninsured or underinsured claim could result in unanticipated costs, reducing our operating results and potentially lowering the market price of our Class A common stock due to reduced investor expectations.

Risks Related to Regulation

Failure to comply with extensive and evolving financial services, anti-corruption and other laws could materially harm our business.

Our business operates in a highly regulated, complex and constantly evolving environment, which includes local, state, federal and international laws, rules, licensing schemes and industry standards. These regulations govern critical areas such as payments services (including payment processing and settlement), anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes, anti-corruption and anti-bribery, export and import controls, labor and employment, competition and securities law. These laws, rules, regulations, licensing schemes and standards are enforced by multiple authorities and governing bodies in the U.S., including the Department of the Treasury, self-regulatory organizations and numerous state and local agencies. Currently, we do not possess any permits or licenses from financial regulators in the U.S., and we believe the licensing requirements of federal and state agencies that regulate or monitor banks or other types of providers of electronic commerce services do not apply to us. While we have received confirmation from multiple state regulators that we are not required to obtain money transmitter licenses in those states, there is a material risk that a state regulator may misinterpret our services and find we are offering unlicensed money transmission. Moreover, the scope and applicability of money transmission related laws are changing, as evidenced by the handful of states that enacted updated money transmission statutes in 2025 based on the Model Money Transmission Modernization Act. Furthermore, the banks, payment networks and card networks that we partner with operate in a highly regulated landscape, and there is a risk that those regulations, such as the Electronic Fund Transfer Act and the Bank Secrecy Act, could become directly applicable to us. In Canada, we are registered as a Payment Service Provider with the Bank of Canada and a Money Service Business with FINTRAC, subjecting us to increased scrutiny under Canadian payments regulations.

As we expand into new products and solutions offerings, or into new jurisdictions, and our business continues to develop, we may become subject to additional laws, such as those governing lending or loan brokering or money transmission. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

Furthermore, the laws and regulations that govern us are subject to constant change, evolving interpretations and new legislation and executive orders, making it difficult to predict their application to our operations, new products and international expansion. Changes in the U.S. administration, including leadership shifts at agencies like the SEC and CFPB, create uncertainty regarding policy priorities and may lead to increased regulatory enforcement activity. This limits our ability to respond quickly and increases compliance costs. In addition, during 2025, the U.S. Supreme Court overturned a decision that required courts to defer to reasonable agency interpretations in construing ambiguous statutes. As a consequence of that decision, courts, not federal agencies, now have final interpretative authority. That change has increased litigation risk while reducing regulatory predictability.

Any failure or perceived failure by us or our employees or contractors to comply with existing or new laws, or changes to their interpretation, could lead to investigations and legal proceedings. This exposure includes significant governmental fines and penalties (criminal and civil), litigation, license suspension or revocation, forfeiture of significant assets and severe reputational damage. Such findings could force us to cease conducting certain aspects of our business, change our business practices in certain jurisdictions or incur substantial costs and delays in obtaining or maintaining required licenses, all of which would materially and adversely affect our business and financial condition.

We are required to comply with payment network operating rules, and changes to these rules or associated fees could harm our business.

Our operations depend on adherence to the operating rules and standards set by payment networks, such as Visa, Mastercard, American Express, NACHA and INTERAC, including the Payment Card Industry Data Security Standards (PCI-DSS). These rules govern a variety of areas, including how consumers may use their cards, surcharging limitations, the security features of cards, security standards for processing, data protection, information security and allocation of liability in the event of a data breach. The payment networks set and interpret these operating rules, and they could adopt new rules (such as NACHA's implementation of new rules and requirements relating to enhanced fraud detection, risk management and the overall security of electronic payments) or interpret existing rules in a way that is difficult, impossible or costly for us or our processors to implement. Any violation of these rules could result in us being directly liable or required to reimburse service providers for fines, penalties or the suspension of our registration or ability to process payments through the networks, or cause partners to cease using or referring our services or existing billers and partners to terminate their relationships with us. Furthermore, from time to time, these networks increase the fees that they charge payment processors. If competitive practices prevent us from passing these higher fees along to our billers, we may be forced to absorb all or a portion of the increases, which would increase our operating costs and reduce our earnings. Regulatory scrutiny of interchange, surcharging and other fees could also require greater pricing transparency or fee limitations, potentially leading to increased price-based competition, lower margins and higher rates of biller attrition, as well as regulatory fines or penalties. Any of the foregoing could materially adversely impact our business, operating results and financial condition.

Actual or perceived failure to comply with data privacy, data protection and information security laws could result in litigation, fines and reputational harm.

Our billers, financial institutions and consumers store personal and business information, financial information and other sensitive information on our platform. In addition, we receive, store, handle, transmit, use and otherwise process personal and business information, financial information and other sensitive data, subjecting us to contractual obligations, industry standard requirements and a complex, rapidly evolving global framework of laws related to privacy, data protection and information security. Finally, our direct collection, use, sharing and other processing of personal information from customers, potential customers, website visitors and others may be subject to international, federal, state or industry sector-specific requirements. This framework includes:

•
U.S. federal laws governing the security, collection, processing, storage, use, disclosure and other processing of certain types of data, such as the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act and others.
•
Federal Trade Commission and state attorneys general interpretations of consumer protection laws.
•
State and local laws, such as the CCPA, as amended by the CPRA in California, which broadly defines personal information, gives California residents expanded privacy rights and protections, including the right to access and delete certain personal information or targeted advertising, as well as the right to opt-out of certain sales of personal information, and provides for civil penalties for violations and a private right of action for data breaches. Amended regulations have also addressed the use of personal information with respect to AI technologies. This has prompted similar laws in a number of jurisdictions, including approximately 20 other states.
•
International regulations, such as the European Union’s GDPR, which imposes robust obligations, heavy documentation requirements and potential administrative fines of up to the greater of €20 million or 4% of total global turnover for non-compliance, in addition to potential civil litigation claims. Several other countries have followed suit with similar requirements, such as India’s Digital Personal Data Protection Act, which began a phased implementation date starting in November 2025, as well as around 140 to 160 countries and jurisdictions around the globe with comprehensive data protection laws.
•
An increasing focus by legislators, courts and regulators on the collection, use and sharing of data by websites. This includes comprehensive U.S. state privacy laws such as CCPA in California or the CPA in Colorado, which now require enhanced opt-out measures (such as honoring Global Privacy Control and other universal opt-out mechanisms). There are also targeted international laws, such as the European Union’s e-Privacy directive, which regulates cookies and other ad-tracking technologies. Finally, there is increased litigation exposure in California, Florida and other states under recent and evolving interpretations of existing wiretapping laws such as the California Invasion of Privacy Act, which have been expanded to include the use of cookies, pixels and third-party ad-tracking technologies, and which carry significant statutory penalties. This results in potential exposure to companies regarding their use of such technologies and their implementation of safeguards such as cookie banners or consent management platforms.
•
HIPAA, as amended by HITECH, and related state laws regulating business associates, like us, that perform certain services involving the use or disclosure of individually identifiable health information for covered entities.
•
Self-regulatory standards imposed by privacy advocates and industry groups.

The scope and interpretation of these laws are often uncertain, conflicting or inconsistent, and rapidly evolving, which may require us to modify our data collection practices and incur substantial costs. Additionally, our billers, financial institutions or partners may be subject to differing privacy laws, rules and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Any actual or perceived failure to comply with these laws, regulations, policies or industry standards could result in governmental investigations, substantial enforcement actions, significant fines and penalties, costly litigation (including class actions) or indemnification exposure, and adverse publicity, which could severely impact our reputation and ability to develop new functionality. If we are unable to comply with these regulations, we may be forced to discontinue certain products or fundamentally change our business activities, which would negatively affect our business and operating results.

Our and our clients' communications with consumers are subject to laws regulating telephone and email marketing, and non-compliance could lead to significant penalties.

Our platform enables our clients and partners to communicate with consumers via email, text messages and telephone calls, and to record and monitor calls for training and quality assurance purposes. We also send communications directly to consumers. These activities are subject to U.S. federal and state laws, rules and regulations, such as the Telephone Consumer Protection Act (TCPA), the CAN-SPAM Act, and others related to telemarketing and communication recording and monitoring.

The TCPA prohibits telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations on calls and text messages to consumers. The requirements and obligations under the TCPA continue to evolve, complicating efforts to comply. For example, in 2025, the FCC implemented a consent revocation rule, which strengthens consumer rights under the TCPA to revoke consent to receive autodialed calls or prerecorded messages as well as text messages. Also, several states have enacted stricter "mini-TCPAs." The CAN-SPAM Act regulates commercial email messages, requiring opt-out mechanisms. These and other communications laws are subject to varying, subjective interpretations, making compliance challenging.

We often rely on our billers and partners to obtain legally required consents from consumers. However, we cannot guarantee compliance will always be successful. Any change in law, or our or our billers' or partners’ failure to comply, could:

•
Significantly restrict our or their ability to use our platform's communication capabilities.
•
Result in significant financial penalties, litigation (including class action), consent decrees, injunctions, adverse publicity and other negative consequences.
•
Adversely affect our business, operating results and financial condition, and significantly harm our reputation.

We are subject to laws regarding anti-money laundering, counter-terror financing, anti-corruption, export control and trade sanctions, and non-compliance could result in civil or criminal liability.

We are subject to anti-money laundering (AML) and counter-terror financing (CTF) laws globally that prohibit involvement in transferring the proceeds of criminal activity. Increased scrutiny of these laws may require us to revise our compliance program, including the procedures we use to verify the identity of our billers. While we have controls in place that are designed to comply with AML and CTF laws, violations could lead to investigations, settlements, prosecution and enforcement actions, negatively impacting our business and financial condition. Certain of our significant financial institution partners also contractually require us to maintain up to date AML and CTF controls.

We are subject to the FCPA, U.S. domestic bribery laws and other international anti-corruption laws. These laws broadly prohibit improper payments or benefits to public or private sector recipients and require accurate books and records and internal controls. Although we currently only maintain regular operations in the U.S., Canada and India, as we increase international cross-border business and operations abroad, we may engage with third parties who could take illegal actions for which we may be held liable, even without explicit authorization. Our operations rely on third-party network providers and co-location facilities, which may be state-owned in some countries, and some billers and financial institutions may be state-owned, increasing our exposure to risk. Investigating and resolving alleged violations of anti-corruption laws is costly and diverts management's attention. Allegations or violations could subject us to investigations, sanctions, fines, penalties, reputational harm and other consequences, adversely impacting our business.

As we expand internationally, we will be subject to additional laws and regulations, requiring new compliance controls. Our products may be subject to export control laws, including the Export Administration Regulations administered by the U.S. Department of Commerce, and trade and economic sanctions, such as those administered by the U.S. Department of Treasury’s Office of Foreign Assets Control. We may need licenses to export or provide services to certain countries and clients. Products with encryption functionality may also be subject to special controls. Even though we have procedures in place designed to ensure our compliance with trade controls, failure to comply could subject us to civil and criminal penalties, including fines, incarceration, loss of export and import privileges and reputational harm. Changes in these laws or their enforcement could decrease use of our products by international clients or limit our ability to export and sell.

The requirements of being a public company may strain our resources, result in more litigation, and divert management's attention.

We are subject to the requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act (SOX), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the NYSE listing requirements and other securities rules and regulations. Complying with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult and time-consuming, and increases demand on our systems and resources.

SOX requires us to maintain effective disclosure controls and procedures and internal control over financial reporting. Achieving and maintaining SOX standards requires significant resources and management oversight. Because we no longer qualify as an "emerging growth company" as of December 31, 2025, an integrated audit of our internal control over financial reporting is now required, increasing the need for resources and management oversight further. This may divert management’s attention from other business concerns, adversely affecting our business and operating results.

We have and may need to hire additional employees or consultants to comply with public company requirements, increasing our costs and expenses. Changing corporate governance and public disclosure standards create uncertainty, increase costs and make some activities more time-consuming. Evolving interpretations of these laws due to lack of specificity or changing political landscapes may lead to continuing uncertainty and higher costs for ongoing revisions to practices. If our compliance efforts differ from the activities intended by regulatory or governing bodies, legal proceedings may be initiated against us.

These rules may also increase the cost of director and officer liability insurance or result in reduced coverage. They may also make it more difficult to attract and retain qualified board members, particularly audit committee and compensation committee members, and executive officers.

Although remediated, we have previously identified material weaknesses in internal control over financial reporting; any future failure to maintain effective controls could harm our business and stock price.

We are required to comply with SOX Sections 302 and 404, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. In addition to disclosing changes that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting on a quarterly basis, we are required to make an annual assessment of the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. Because we no longer qualify as an emerging growth company as of December 31, 2025, our independent registered public accounting firm is now required to audit the effectiveness of our internal control over financial reporting. If our internal control over financial reporting is not effective, management’s report and our independent registered public accounting firm’s report would be adverse, which could cause investors to lose confidence in our reported financial information and negatively impact our Class A common stock price.

We have previously identified material weaknesses in our internal control over financial reporting. Although remediated as of December 31, 2024, there is no assurance that similar or new material weaknesses will not be identified in the future. Failure to timely remediate future weaknesses could adversely affect our ability to accurately and timely record, process and report financial information and prepare financial statements.

The process of designing and maintaining effective internal control is a continuous effort, requiring us to anticipate changes and expend significant resources. Any failure to design or implement new or enhanced controls, or any difficulties encountered in their implementation, could result in:

•
Additional material weaknesses or failure to meet reporting obligations.
•
Material misstatements in our financial statements.
•
Violations of securities laws and listing requirements.
•
Litigation and investigations.
•
Negative impact on investor confidence and stock price.

If we cannot provide reliable financial reports, our business and results could be harmed, and investors could lose confidence in our reported financial information.

Changes in our effective tax rate or tax liability may adversely affect our operating results.

Our effective tax rate could increase due to factors such as:

•
Changes in the relative amounts of income before taxes across the various jurisdictions in which we operate.
•
Changes in tax laws, treaties or regulations, or their interpretations.
•
Changes to our assessment of our ability to realize deferred tax assets.
•
The outcome of current and future tax audits, examinations or administrative appeals.
•
Limitations or adverse findings regarding our ability to do business in some jurisdictions.

Further, while legislation enacted in 2025 restored the immediate deduction for domestic research and development expenditures, we generally remain required to capitalize and amortize foreign research and development expenditures over 15 years. As a result, to the extent we incur foreign research and development costs, current tax deductions may be deferred, which may increase deferred tax assets and near-term cash tax liabilities and reduce operating cash flows relative to periods in which such costs were immediately deductible.

Risks Related to Our Technology and Intellectual Property

If our platform fails to interoperate with third-party software and technologies, or if those systems have performance issues, our solutions will be less effective and our business could be harmed.

Our platform must continuously integrate with and adapt to changes in a variety of third-party software suites, applications and other technologies, particularly those of our software partners. We are subject to standard terms and conditions from these providers, which are subject to change. We are also required to integrate with our customers’

information systems, some of which are also competitors that seek to limit our access to our customers’ user data or acquire their payments business.

Our business will be harmed if any third-party provider:

•
Discontinues or limits our access to its software or technologies.
•
Modifies its terms of service or other legal terms or policies, including fees or other restrictions.
•
Changes how information is accessed by us or our clients.
•
Experiences performance or other problems that negatively affect the perception of our platform, products or services.
•
Establishes exclusive or more favorable relationships with our competitors.
•
Develops or favors its own competitive offerings over our platform or products.

For example, our platform integrates with popular software providers such as Oracle and SAP via application program interfaces (APIs). If these providers change, discontinue support for or restrict our access to their APIs, or alter governing terms adversely, we will not be able to provide synchronization capabilities, which could significantly diminish the value of our platform and harm our business.

We may be unable to timely and cost-effectively modify our platform to maintain compatibility as third-party services and products evolve. In addition, competitors could disrupt the operations or compatibility of our platform with their products or services in order to enhance their competitive position, thereby decreasing interoperability and harming our business.

The functionality of our platform also depends on our and our partners’ ability to integrate our platform with our partners’ offerings, and their periodic system updates and changes. Failure to adapt to these evolving needs could disrupt our clients' operations, result in disputes or negative publicity, cause additional costs or lead to the termination of relationships, resulting in the loss of consumers and client referrals.

In addition, the increasing penetration of AI and AI-supported services into existing and new services provided by our third-party providers presents risks, as well as benefits, to the services we provide upstream to our customers. To the extent the integration of such technologies or the governance or communications regarding deployment of such technologies negatively impacts the availability, accuracy or compliance of the services provided to our company, this could result in legal, regulatory or contractual risks.

Interruptions or delays in services provided by third-party cloud-based data centers or internet service providers could impair platform delivery, damage our reputation and expose us to liability.

Our platform delivery depends on services from third-party cloud-based data centers and internet service providers. Any changes they make that degrade functionality, impose costs or requirements or favor competitors' services could materially affect platform usage. These third parties are responsible for their own network security, disaster recovery and system management, and our review processes may be insufficient to prevent adverse events.

The owners and operators of our hosting facilities do not guarantee uninterrupted, error-free or secure access to our solutions. We and our providers may experience disruptions, outages and performance problems. We have periodically experienced service disruptions in the past and cannot assure they will not recur. We depend on these providers to protect their infrastructure and transmit data. We may incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third party services that we use.

Although we have disaster recovery plans that use multiple cloud-based data storage locations, incidents affecting their infrastructure, such as natural disasters, cyber-attacks, human error, power loss, hardware failures and traffic spikes, could negatively affect our platform. Any prolonged service disruption could result in:

•
Interruptions in the delivery of our platform, products or services.
•
Prevention of account access for our billers, financial institutions, partners or consumers.
•
Damage to our reputation.
•
Loss of clients and critical data.
•
Regulatory investigations, enforcement actions and litigation.
•
Significant expense in investigating, remediating and responding to disruptions.

•
Harm to our ability to conduct business or delay financial reporting.

Our insurance policies may not adequately compensate us for losses. Third-party providers' failure to timely notify us of security breaches or data disclosures may cause us to incur significant costs.

We may be unable to scale our technology to accommodate the increased capacity requirements from expanding our user base and product offerings, which could lead to interruptions or delays. Failure of cloud-based data centers or internet service providers to meet our capacity needs could impede business growth. Termination of third-party infrastructure agreements or service disruptions could lead to interruptions and increased expense. Loss of internet-hosting or bandwidth providers could cause service disruption, negative perception of reliability, and increased operating costs.

Frequent interruptions could result in service level penalties or cause clients to view our platform as unreliable, leading them to terminate our agreement and switch to competitors and permanently harming our reputation and business. Errors, defects or infrastructure problems could damage client businesses, leading them to seek significant compensation that may exceed our insurance coverage, and defending against such claims is costly.

Finally, the increased worldwide demand for data, including as a result of the increased adoption and development of AI and its processing demands, has resulted in an increased demand for data centers and data-related infrastructure. In addition, electric utilities continue to grapple with the increased demand this poses on balancing and investing in grid resources to meet current and future demand, and how to properly allocate these costs among customers through regulatory ratemaking. This increased demand on both data and electric resources could result in increased costs to our company to maintain or increase the capacity or reliability of the data infrastructure or availability needed to maintain or improve our services to our customers.

Software defects, undetected errors or performance problems in our technology, including open source software, could damage client relations, harm our reputation and expose us to liability.

We continuously modify, enhance, upgrade and implement new systems, procedures and controls in our software and technology to reflect changes in our business, technological advancements and changing industry trends. These updates may contain undetected errors, viruses or defects. Despite extensive testing, we have discovered and may discover defects or errors in our software and technology, which could materially harm our business, operating results and financial condition, and increase cybersecurity risk.

Defects and performance problems could:

•
Be costly for us and adversely affect our clients’ businesses.
•
Harm our reputation and result in reduced sales or loss of market acceptance of our solutions.
•
Cause clients to terminate or fail to renew contracts, delay or withhold payment or assert claims.
•
Result in liability, lost business, increased insurance costs, difficulty collecting accounts receivable, costly litigation or regulatory actions.

Our software incorporates open-source code, and defects or security vulnerabilities in this code could increase cybersecurity risk and adversely affect our business. We rely on third-party technology and software that may also contain undetected errors or defects. Software defects and errors or delays in electronic bill presentment or payment processing facilitation could result in additional development costs, diversion of resources, loss of credibility, harm to reputation and exposure to liability claims.

Our platform uses open source software, which may subject us to restrictive requirements, such as publicly disclosing source code for modifications or granting licenses on unfavorable terms. Since open source licenses are often not judicially interpreted, there is a risk of unanticipated conditions or restrictions on our ability to provide our platform. The public availability of this software may also make it easier for others to compromise our platform.

Despite our monitoring efforts on such software, inadvertent use that breaches open source terms could occur or be claimed. We could face claims from third parties regarding ownership or demanding the release of our proprietary source code, or seeking to enforce license terms. These claims could result in costly litigation, requiring us to:

•
Make our source code freely available.
•
Purchase a costly license or cease offering the implicated products or services.
•
Re-engineer our platform, which is costly and time-consuming.

A release of our proprietary code could allow competitors to create similar offerings with lower development effort, leading to a loss of competitive advantages. Open source licensors generally provide no support, warranties or indemnification, entailing greater risks than commercial software. Legal precedent is limited, and any requirement to disclose proprietary source code or pay damages could harm our business and aid competitors. These risks are difficult to manage and could materially affect our business, operating results and financial condition.

Failure to obtain, maintain, protect or enforce our intellectual property rights could impair our competitive position and harm our business.

Our success depends, in part, on protecting our intellectual property (IP) and proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets and contractual provisions with our employees, independent contractors, consultants and third parties with whom we have relationships to establish and protect our IP and proprietary rights. However, our protection steps may be inadequate, may not afford complete protection and may not adequately permit us to gain or keep any competitive advantage. Various factors outside our control threaten our IP. Although we have been issued patents in the U.S., Japan, Australia and Brazil and have pending patent applications in the U.S., Australia, Brazil, Canada, China, Europe, India, Japan, Mexico and South Korea, we may be unable to obtain patent protection for the technology covered in our patent applications or we may fail to obtain patent protection in a specific country. In addition, any future patents may not provide us with competitive advantages or may be successfully challenged by third parties, which could result in them being narrowed in scope or declared invalid or unenforceable. Third parties, including competitors, may obtain overlapping patents and sue us for infringement, seeking damages or injunctions. We may allow IP rights to lapse. Our IP protection may not prevent others from developing similar products, duplicating ours, designing around patents or copying proprietary information. Legal standards for IP validity and enforceability are uncertain. Unauthorized third parties may copy our products or use proprietary information.

Our agreements may limit our ability to assert IP rights or may not effectively control access to our products and proprietary information, nor prevent independent development of similar technologies. We cannot protect our IP if we cannot enforce rights or detect unauthorized use. Unauthorized parties may attempt to copy or reverse engineer our technology. We cannot guarantee the prevention of unauthorized use or infringement, especially in foreign countries with weaker IP laws. Changes in IP laws may compromise our ability to enforce our rights.

In addition to registered IP rights, such as issued patents and trademarks, we rely on non-registered proprietary information and technology, such as copyrights, trade secrets, confidential information, know-how and technical information. We enter into confidentiality and IP assignment agreements with employees and contractors in order to protect our proprietary information and technology. These agreements may not be self-executing, sufficient or enforceable, or provide protection in case of unauthorized disclosure or breach. We cannot guarantee that we have entered into such agreements with all relevant individuals. Individuals not covered by assignment agreements with us may make adverse ownership claims to our current and future IP. Breaches or disclosure of IP to competitors could lead to loss of competitive advantage, and we may not obtain adequate remedies. Disputes may arise if employees use third-party IP without disclosure or a license. Loss of IP rights makes it easier for competitors to copy our functionality.

Protecting IP is time-consuming and expensive. We may not be able to obtain protection for our technology, and maintenance and defense costs are substantial. Failure to develop and protect new IP could hurt our market position. Changes to IP laws may jeopardize the enforceability and validity of our portfolio. We may be unable to obtain trademark protection, and existing and future trademarks may not provide competitive advantages or distinguish our products. Litigation may be necessary to enforce our IP rights or determine the scope of others' rights, resulting in substantial costs and diversion of resources. Such litigation may involve defenses challenging the validity or enforceability of our IP. We may employ individuals from competitors, leading to claims against us or them. If we cannot cost-effectively protect our IP, our business would be harmed. If competitors use our technology or develop similar or competing technologies, our ability to compete and growth prospects would be adversely affected.

We may become involved in costly and time-consuming intellectual property disputes, which could subject us to significant liability.

We may be subject to or initiate lawsuits to protect our IP, or claims by third parties for infringement. Even if we believe claims are without merit, litigation to determine the scope of IP rights is necessary, time-consuming and expensive. The increased use of AI, particularly generative AI, also creates the possibility of certain intellectual property infringement risks. Such lawsuits, whether or not meritorious, introduce additional cost and risks, and divert management's attention.

Litigation may require us to:

•
Redesign or stop providing our products or services.
•
Pay substantial amounts to satisfy judgments or settlements.
•
Pay substantial royalty or licensing fees.

•
Satisfy IP indemnification obligations to our clients.

Although we carry insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

The software industry is characterized by the existence of many IP rights, and companies are frequently required to defend against infringement claims. Our software and technology may not withstand third-party claims. We could face trade name, trademark or service mark infringement claims, and any such claims could damage our reputation and growth prospects.

If we face an injunction preventing us from accessing third-party IP, or cannot license or develop alternative technology, we may be forced to limit or stop sales of our products or cease business activities related to such IP. The inability to license third-party technology would adversely affect our business, operating results and ability to compete.

We also are, and may in the future become, contractually obligated to indemnify our billers, financial institutions and partners in the event of infringement, misappropriation or other violation of a third party’s IP rights. Responding to claims, even meritless ones, can be costly and damaging to our brand.

Our platform depends on intellectual property and technology licensed from or made available by third parties in some cases, and the loss of access to such intellectual property and technology or the inability to obtain acceptable license terms could harm our business.

A substantial portion of our business and platform relies on key technologies developed or licensed by third parties. These third-party software components could become obsolete, defective or incompatible with future versions of our services. Relationships with third-party licensors or technology providers may deteriorate, or our agreements may expire or be terminated.

Future licenses or rights may not be available on acceptable terms, or at all, which could prevent our platform from remaining competitive. Our inability to obtain licenses on favorable terms could materially and adversely affect our business and results of operations.

Furthermore, using non-exclusive licenses in our products could limit our ability to protect our own IP and prevent third parties from developing similar or competitive technology using the same licensed IP. We believe we have all the necessary licenses and other grants of rights from third parties to use technology and software that we do not own. However, a third party could allege we are infringing its rights, deterring our ability to obtain licenses or causing litigation. If we were to obtain a non-exclusive license, it would give competitors access to the same technology. We could also be liable for significant monetary damages, including treble damages and attorneys’ fees, for willful infringement of a patent or other IP right. Any such litigation or the failure to obtain any necessary licenses or other rights could adversely impact our business, financial position, results of operations and liquidity.

Any real or perceived improper or unauthorized use, disclosure or access to the sensitive and personal data we process could harm our reputation and materially adversely affect our business and financial condition.

We and our billers, financial institutions and partners and their consumers and the third-party vendors we use process large amounts of sensitive and personal data, including financial and transaction data, from our clients, partners and their consumers. This creates legal, regulatory and reputational risks that increase as our business and products expand.

Cybersecurity threats and attacks, privacy violations and cybersecurity breaches, insider threats, malicious internet-based activity and other incidents are constantly evolving, becoming more sophisticated and targeting cloud-based services, especially in the financial technology sector. These threats may take a variety of forms, including stolen accounts, email compromises, fraud, account takeover and ransomware attacks. A cybersecurity incident could lead to the loss, compromise, corruption or disclosure of confidential information, IP and sensitive data, as well as impairing our ability to provide solutions and causing production downtimes. Moreover, while the increased prevalence of AI introduces more enhanced defensive techniques in terms of monitoring and analysis, it is also being used by threat actors for more sophisticated attack and social engineering attempts. We or our third-party service providers may be unable to anticipate, prevent or fully mitigate techniques used to gain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. Increased visibility of our brand makes us a larger target for threat actors. Geopolitical events may also lead to security threats.

We rely heavily on third-party service providers, including cloud, software and other critical vendors, who have access to sensitive and personal data. Our ability to monitor their data protection practices is limited. Vulnerabilities, failures of safeguards or breaches at these third-party providers could compromise the confidentiality, integrity or availability of our systems or data. Third-party providers’ difficulties or delays in identifying and notifying us of breaches could delay our response.

We have administrative, technical and physical security measures in place, as well as policies and procedures in place to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy, data protection and information security measures. If our security measures or those of our third parties are inadequate, breached, or compromised, due to error, malfeasance, hacking, system error or otherwise, and improper disclosure or unauthorized access occurs, or if such an event is reported or perceived, our reputation and business could be damaged.

If sensitive or personal data is unavailable, lost or improperly disclosed, we could incur significant costs for:

•
Notification and remediation.
•
Implementation of additional security measures.
•
Regulatory scrutiny, investigations, proceedings and penalties.
•
Liability and financial loss in the form of lost business, increased insurance costs, litigation or adverse publicity.

Any perceived or actual security breach or incident could:

•
Significantly impact our reputation.
•
Cause us to lose existing and prevent us from obtaining new billers, financial institutions, partners and consumers.
•
Require significant funds for remediation and prevention measures.
•
Expose us to legal risk, potential liability resulting from governmental or regulatory investigations, class action litigation or indemnity obligations, and financial penalties.

Our billers and financial institution partners conduct regular cybersecurity audits, and a negative conclusion could lead to the termination of relationships. Under our contracts with strategic partners, we could be liable to the partners for losses and expenses resulting from a breach of payment information we store. A security breach or operational disruption could constitute a material breach of contract, giving clients the right to terminate their agreements. While our contracts typically limit liability, we cannot ensure these limitations would apply or be adequate.

While we maintain cybersecurity insurance, it may be insufficient, may not cover all liabilities or may not continue to be available on reasonable terms. A large, uncovered claim, litigation to pursue claims under our insurance policies, changes in policies or denial of coverage could materially harm our business, reputation, operating results and financial condition.

Risks Related to Our Class A Common Stock

The market price of our Class A common stock may be volatile, or decline steeply, and we may not be able to meet investor or analyst expectations.

The market price of our Class A common stock has and may continue to fluctuate or decline significantly in response to factors described in this “Risk Factors” section or otherwise, many of which are beyond our control. These fluctuations could cause you to lose all or part of your investment.

Factors that could cause fluctuations in the market price include:

•
Market volatility and economic disruption.
•
Actual or anticipated fluctuations in our operating results and variations from expectations and guidance.
•
Any forward-looking financial or operating information we provide, and any changes in this information or our failure to meet expectations.
•
Actions by securities analysts, including initiation or changes in coverage of us or their investment recommendations, changes in estimates or our failure to meet their expectations.

•
Unfavorable investor or analyst views of our dual-class structure and the significant voting control of AKKR and our founder and CEO.
•
Future or anticipated sales of Class A common stock by us or existing stockholders.
•
Announcements by us or competitors of significant products, features, acquisitions, partnerships or capital commitments.
•
Changes in operating performance and stock market valuations of companies in our industry, such as the widespread market revaluation of technology companies in 2022.
•
Price and volume fluctuations in the overall stock market.
•
Lawsuits, claims or investigations filed or threatened against us.
•
Developments in new legislation and pending regulatory actions.
•
Other events such as war or terrorism.

Stock prices of many other technology companies have been highly volatile, often in ways unrelated to operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs and divert management's attention. Past results should not be relied upon as an indication of future performance.

Future issuances or sales of a substantial number of shares, or the perception that they could occur, could cause our stock price to decline.

Future issuances of shares of our Class A common stock, including in connection with acquisitions, could depress the market price of our Class A common stock and result in dilution to existing holders of our Class A common stock. Future grants of equity-based awards will also cause dilution. Furthermore, we may issue additional equity or convertible securities that could have rights senior to those of our Class A common stock.

Sales of a substantial number of shares of our Class A common stock, particularly by directors, executive officers and principal stockholders, or the perception that such sales may occur, could cause the market price of our Class A common stock to fall.

As of December 31, 2025, we had 62,459,587 shares of Class A common stock and 63,121,661 shares of Class B common stock outstanding. In addition, 2,766,276 shares of Class A common stock and 3,443,585 shares of Class B common stock were subject to outstanding equity awards as of December 31, 2025. Shares subject to outstanding equity awards, as well as those reserved for issuance, are generally eligible for resale in the public markets, subject to limitations for affiliates. The sale or perceived sale of these additional shares could cause the market price of our Class A common stock to decline. In addition, up to 1,193,880 shares of Class A common stock may be issuable under warrant agreements with JPMC Strategic Investments I Corporation, which will become eligible for sale in the public market.

Our founder and CEO, AKKR and certain current and former executive officers have registration rights that allow them to require us to file registration statements for the public resale of their shares, including shares issuable upon conversion of Class B shares, or to include such shares in registration statements that we may file. If these shares are registered, they can be freely sold in the public market, which could adversely affect the market price of our Class A common stock.

The dual class structure of our common stock and our stockholders agreement have the effect of concentrating voting control with AKKR and our founder and chief executive officer, which limits or precludes your ability to influence corporate matters for the foreseeable future and may depress the market price of our Class A common stock.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, AKKR and our founder and chief executive officer collectively controlled approximately 89% of the voting power of our outstanding common stock as of December 31, 2025 and therefore are able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents, compensation matters and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

In addition, we are subject to pressure from certain institutional investors to sunset our dual-class structure. The effect of continued institutional investor dissatisfaction may depress our valuation, preclude investment by passive funds and make our Class A common stock less attractive to other investors, thereby adversely affecting the market price of our stock. Certain index providers, such as FTSE Russell and S&P Dow Jones, have historical or existing policies that restrict or prohibit the inclusion of companies with multiple-class share structures in their flagship indexes. While some of these providers have recently modified their eligibility criteria, there is no guarantee that our Class A common stock will be included in these or other indexes now or in the future.

AKKR controls us, and its interests may conflict with ours or yours in the future.

As of December 31, 2025, AKKR controlled approximately 58% of the voting power of our outstanding common stock. As a result, AKKR has the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our Class A common stock or other securities, the payment of dividends, if any, on our Class A common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws, and the entering into extraordinary transactions, and the interests of AKKR may not in all cases be aligned with our or your interests.

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

For the years ended December 31, 2025 and 2024, AKKR distributed to its investors, on a pro rata basis and for no additional consideration, 47,415,984 and 15,844,426 shares, respectively, of our Class B common stock, some of which was subsequently converted into shares of our Class A common stock. There can be no assurance regarding the further disposition of these shares by the recipients, future distributions of our Class B common stock held by AKKR, or subsequent conversion by recipients of distributed Class B shares into our Class A common stock or disposition thereof.

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

If securities or industry analysts publish inaccurate or unfavorable research about us or change their recommendations regarding our Class A common stock, or if we fail to meet or exceed our earnings guidance, the market price or trading volume of our Class A common stock could decline.

The trading market for our Class A common stock is influenced by the research and reports published by securities or industry analysts. If one or more analysts provide an unfavorable rating, downgrade our stock, provide a more favorable recommendation about competitors or publish inaccurate or unfavorable research about us, our Class A common stock price would likely decline. In addition, the market expects us to meet or exceed guidance in all financial measures to which we publicly guide. If our actual results are below or do not sufficiently exceed our guidance or our analysts' forecasts, or if our future guidance is not perceived favorably by the market, the price of our Class A common stock could decline significantly.

We may elect to take advantage of the "controlled company" exemption to the corporate governance rules for New York Stock Exchange-listed companies, which could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Based on the continued control of a majority of the voting power of our outstanding common stock by AKKR, we continue to qualify as a "controlled company" under NYSE corporate governance rules. As a controlled company, we are not required to have a majority independent board of directors, an independent compensation committee or an independent nominating function.

While we have not currently elected to take advantage of the NYSE's "controlled company" exemption, we could elect to do so in the future for so long as AKKR continues to control a majority of the voting power of our outstanding common stock. If the interests of our management and AKKR differ from those of other stockholders, those stockholders may not have the same protections as stockholders of fully compliant public companies. Our controlled company status could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Anti-takeover provisions in our charter documents or applicable state law could make an acquisition of us difficult, limit attempts by our stockholders to replace management, and depress the market price of our Class A common stock.

Our certificate of incorporation and bylaws contain anti-takeover provisions that could discourage, delay or prevent a change of control or changes in management.

These provisions include:

•
Our dual class common stock structure with differing voting rights.
•
The board of directors is divided into three classes, each standing for election once every three years.
•
Vacancies on the board and newly created directorships can only be filled by a majority vote of directors then in office, even if less than a quorum.
•
The authorized number of directors can only be changed by board resolution.
•
The absence of cumulative voting.
•
The board's ability to issue "blank check" preferred stock to implement a stockholder rights plan.
•
The board's power to adopt, alter or repeal our bylaws.
•
Requirements for stockholders seeking to present proposals or nominate directors to provide timely notice and meet specific form and content requirements.

•
The forum for certain litigation against us is restricted to Delaware.

Additional provisions will become effective when AKKR ceases to beneficially own at least 50% of the voting power of our common stock, including:

•
Stockholders may not call special meetings or act by written consent.
•
Directors may only be removed for cause and with the affirmative vote of at least a majority of the voting power of our outstanding capital stock.
•
Amending certain provisions of our certificate of incorporation and bylaws will be subject to super-majority voting thresholds.

Our certificate of incorporation also provides protections similar to Section 203 of the Delaware General Corporation Law (DGCL) preventing us from engaging in a business combination with certain 15% stockholders (excluding AKKR) for a period of three years from the date the stockholder acquired such ownership unless prior approval from our board or stockholders is obtained. In addition, certain state laws may discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous.

Any provision of our organizational documents or state law that delays or deters a change in control could limit the opportunity for stockholders to receive a premium for their shares and could also affect the price investors are willing to pay for our Class A common stock.

Our bylaws designate exclusive forums for certain legal disputes, which could limit a stockholder's choice of judicial forum.

Our bylaws designate the Court of Chancery of the State of Delaware (or another Delaware court or the federal district court for the District of Delaware) as the sole and exclusive forum for:

•
Any derivative action or proceeding brought on our behalf.
•
Any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees.
•
Any action arising under the DGCL, our certificate of incorporation or our bylaws.
•
Any other action asserting a claim governed by the internal affairs doctrine.

This provision does not apply to any action to enforce a duty or liability created by the Exchange Act.

To prevent litigation in multiple jurisdictions, our bylaws also provide that the federal district courts of the U.S. are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as both state and federal courts have concurrent jurisdiction for such claims.

While we believe these provisions increase consistency in the application of Delaware law and federal securities laws, they may limit a stockholder’s ability to choose the judicial forum for disputes with us or our affiliates, which may discourage such lawsuits. The enforceability of similar provisions in other companies’ organizational documents has been challenged, and if a court finds either exclusive forum provision in our bylaws inapplicable or unenforceable, we may incur significant additional costs resolving the action in other jurisdictions.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Overview

We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational disruption, intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy or security laws, other litigation and legal risk, customer attrition, and reputational risks. We have implemented several cybersecurity processes, technologies and controls to aid in our efforts to assess, identify and manage such material risks.

Risk Management and Strategy

Our cybersecurity risk assessment process helps identify our cybersecurity risks by assessing our cybersecurity program against industry and best practice standards set by the National Institute of Standards and Technology (NIST), the International Organization for Standardization (ISO) and the Center for Internet Security (CIS), as well as by annually engaging experts to attempt to infiltrate/test our information systems (as such term is defined in Item 106(a) of Regulation S-K).

We have established an information security risk committee (ISRC) which meets monthly and is chaired by our Chief Information Security Officer (CISO) and comprised of employees and executive management, to, among other things, coordinate and communicate the direction, current state, security risks (gaps) and governance of our information security program. The ISRC reports out its findings to the risk management committee that includes our most senior executives, including among others our Chief Executive Officer, Chief Financial Officer and General Counsel. Our cybersecurity program focuses in particular on the following key areas:

Collaboration

To identify and assess material risks from cybersecurity threats, our Cybersecurity Governance, Risk and Compliance (GRC) team considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Our enterprise risk professionals collaborate with subject matter experts, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity and potential mitigations.

Technical Safeguards

We regularly assess and deploy internal and third-party technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

Incident Response and Recovery Planning

We have established incident response and recovery plans and continue to regularly test and evaluate the effectiveness of those plans. Our incident response and recovery plans address and guide our employees, management and board of directors on our response to a cybersecurity incident. Our senior management regularly engages in “tabletop” simulations where teams respond to hypothetical cyberattacks, like a ransomware event or data breach, to test and improve our incident response plans, communication and decision-making. We also have retainers with third party experts that can be utilized in the case of an incident.

Third-Party Risk Management

Our cybersecurity risk processes address risks associated with our use of third-party service providers, including subcontractors used by those third-parties. Third-party risks are included within our GRC and procurement program, including the selection and oversight of our third-party service providers.

Education and Awareness

Our policies require each of our employees to contribute to our data security efforts. We regularly train employees on the importance of handling and protecting customer and employee data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats. We also have annual specialized training of our software development staff that focuses on secure development best practices.

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

Cybersecurity Risk Governance and Oversight

Board's Oversight Role

Cybersecurity is an important part of our risk management processes and an area of continued focus for our board of directors, audit committee and management. Our board of directors is responsible for the oversight of the overall corporate approach to cybersecurity risks. The board of directors has delegated such enterprise and cybersecurity risk management to its audit committee. At least quarterly, the audit committee and/or board of directors receives an overview from our CISO of our cybersecurity threat risk management and strategy, covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan and any material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. Members of the audit committee and the board of directors are also encouraged to engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management programs.

Under its charter, the audit committee is charged with discussing our major financial, information technology and cybersecurity risk exposures and the steps management has taken to monitor and control such exposures as well as the oversight of management’s plans to address such risks. One member of our audit committee and board of directors has a strong background in information technology and cybersecurity risk management through service in related senior executive positions of other publicly traded companies and meets regularly with our CISO to discuss our cybersecurity risk management processes. The audit committee is also responsible for the oversight of our policies and procedures regarding our use and related risks of AI and ML.

Management’s Role

Our cybersecurity program, which is discussed in greater detail under the “Risk Management and Strategy” heading above, is led by our CISO, who has over 20 years of prior work experience in various roles with large public companies involving managing information security, developing cybersecurity strategy and implementing effective information and cybersecurity programs. In addition, our CISO manages a team of highly trained and experienced cybersecurity professionals in support of the cybersecurity program.

Disclosure Controls and Procedures

In addition to the ISRC discussed above, we maintain a disclosure committee with certain responsibilities that include among other things, the discussion of cybersecurity matters for materiality, proper internal reporting systems and incident disclosure evaluation. The disclosure committee also has a cybersecurity subcommittee that meets at least quarterly to discuss ongoing internal and external cyber-events, as well as mapping out the response process in the event of a cybersecurity incident that may reasonably be viewed as potentially material, including assessing the incident, materiality and disclosure obligations.

Cybersecurity Risks

In 2025, we did not identify any cybersecurity threats that resulted in a material adverse effect on our business strategy, results of operations, or financial condition. Notwithstanding the discussion above and our efforts to address cybersecurity risks, we cannot guarantee that we can mitigate or eliminate all cyber-related risks, including those related to operational disruption, intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy or security laws, other litigation and legal risk, customer attrition, and reputational risks. We urge you to read our discussion regarding whether and how risks from identified cybersecurity threats could materially affect us as part of our risk factor disclosures at “Item 1A - Risk Factors“—Risks Related to Our Business, Industry and Growth” and “—Risks Related to Our Technology and Intellectual Property” of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Item 2. Properties

We are headquartered in Charlotte, North Carolina. We lease office space in Charlotte, North Carolina; Richmond Hill, Canada (part of the Greater Toronto Area); Dallas, Texas; Santa Clara, California; and in Gurugram, Mohali and Bengaluru, India. The table below sets forth certain information regarding these properties, all of which are leased.

Location	Type	Square Footage (approximate)	Lease Expiration
Charlotte, North Carolina	Corporate Headquarters	26,700	March 31, 2027
Richmond Hill, Canada	Office space	56,000	March 31, 2031
Richmond Hill, Canada	Office space	4,050	May 31, 2030
Dallas, Texas	Office space	10,100	March 15, 2027
Santa Clara, California	Office space	3,900	September 30, 2027
Gurugram, India	Office space	19,800	February 1, 2029
Mohali, Punjab, India	Office space	12,000	January 31, 2031
Mohali, Punjab, India	Office space	4,850	December 31, 2025(1)
Bengaluru, India	Office space	6,000	September 19, 2028

(1) Month to month lease of space in office building.

For leases that are scheduled to expire during the next 12 months, we may negotiate new lease agreements, renew existing lease agreements or relocate to alternate facilities. We believe that our facilities are adequate for our needs and believe that we should be able to renew any of the above leases or secure alternative suitable property without an adverse impact on our operations.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings and subject to claims that arise in the ordinary course of our business, which may include claims relating to contractual disputes, product liability, tort or personal injury, employment, intellectual property or other commercial or regulatory matters. In addition, if current or future government regulations are interpreted, adopted or enforced in a manner adverse to our business, we may be subject to investigations, enforcement actions, penalties, damages, material limitations on our business, and reputational harm. Furthermore, we may become subject to stockholder inspection demands under Delaware law and derivative or other similar litigation. From time to time as appropriate, we accrue liabilities related to legal claims in our financial statements. Although the results of legal proceedings and claims cannot be predicted with certainty, we believe we are not currently party to any legal proceedings which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Paymentus Holdings, Inc. Class A common stock is listed on the New York Stock Exchange under the ticker symbol "PAY." There is no established trading market for our Class B common stock.

Holders

Based on the records of our transfer agent, as of February 19, 2026, there were 28 record holders of our Class A common stock and 37 record holders of our Class B common stock. Because a substantial portion of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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

Recent Sales of Unregistered Securities

Except as may have been previously reported in our filings with the SEC, there were no sales of unregistered securities during the fiscal year ended December 31, 2025.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the quarter ended December 31, 2025. We do not have any publicly announced or other repurchase programs regarding our Class A common stock.

Stock Performance Graph

The following graph and table compare the total stockholder return from May 26, 2021, the date on which our Class A common stock commenced trading on NYSE, through December 31, 2025, based on an initial investment of $100 in each of:

•
our Class A common stock;
•
the Standard and Poor's 500 Stock Index (S&P 500 Index); and
•
the Standard and Poor's 500 Information Technology Index (S&P Information Technology).

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

Comparsion of Cumulative Total Return since IPO
$230.00
$200.00
$170.00
$140.00
$110.00
$80.00
$50.00
$20.00
May 26, 2021
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
December 31, 2025
Paymentus Holdings, Inc.
S&P 500 Index
S&P Information Technology

	May 26, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Paymentus Holdings, Inc.	$100.00	$166.57	$38.14	$85.10	$155.57	$149.29
S&P 500 Index	100.00	113.71	91.60	113.80	140.32	164.53
S&P Information Technology	100.00	125.60	89.29	139.65	189.48	235.66

We will neither make nor endorse any predictions as to future stock performance or whether the trends depicted in the graph above will continue or change in the future.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements", the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, those discussed in "Special Note Regarding Forward-Looking Statements" and those discussed in the section titled "Risk Factors" under Part I, Item 1A in this Annual Report on Form 10-K.

A discussion of changes in our results of operations from fiscal year 2023 to fiscal year 2024 and a discussion of our liquidity and capital resources for 2024 have been omitted from this Annual Report on Form 10-K but may be found under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of the Years Ended December 31, 2024 and 2023" and "—Liquidity and Capital Resources—"Sources and Uses of Funds" and "—Historical Cash Flows" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025, which is available free of charge on the SEC's website at www.sec.gov and our website at https://ir.paymentus.com/home/default.aspx.

Overview

As a leading provider of cloud-based bill payment technology and solutions, we deliver our next-generation product suite through a modern technology stack to a broad and diverse base of business and financial institution clients. Our platform was used by approximately 53 million consumers and businesses globally in December 2025 to pay their bills, make money movements and engage with our clients. We serve billers of all sizes that primarily provide non-discretionary services across a variety of industry verticals, including utilities, financial services, insurance, government, telecommunications, real estate management, education, consumer finance, healthcare, business to business (B2B) and small business. We also serve financial institutions by providing them with a modern platform that their customers use for bill payment, account-to-account transfers and person-to-person transfers. By powering this comprehensive network of billers and financial institutions, each with their own set of bill payment requirements, we believe we have created an enviable feedback loop that enables us to continuously drive innovation, grow our business and uniquely improve the electronic bill payment experience for participants in the bill payment ecosystem.

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

We generate substantially all of our revenue from payment transaction fees and have achieved significant growth through our capital efficient model. We rely on a diversified go-to-market strategy to reach new billers. We acquire new billers through direct sales channels, software and strategic partnerships and our Instant Payment Network (IPN), which together promote rapid adoption of our platform through partnerships with leading business networks. Through these channels, our platform reaches millions of consumers, driving transaction growth.

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

Impact of Economic and Inflationary Trends

The U.S. economy experienced prolonged economic uncertainty and inflationary conditions in 2022 and into 2023, followed by partial stabilization in 2024. Although inflation continued to moderate in 2025, the economy was still affected by lingering cost pressures and uneven economic conditions. While we continued to achieve significant growth in transaction volume and revenue during this period, these macro trends required a sustained focus on operational efficiencies and proactive pricing adjustments to mitigate the impact of rising external costs, such as interchange and processor fees. Despite some improvement, overall economic uncertainty remains elevated in 2026 and could continue to adversely affect our results. Ongoing uncertainty regarding tariffs or trade disputes may further exacerbate these risks.

In addition, these economic conditions or a worsening thereof, could cause clients to defer anticipated implementations or reevaluate development of technology resources, which may delay expected revenue recognition. Inflationary pressures also lead to higher average bills, especially in the utility sector, and increased interchange fees. We may be unable to fully adjust our pricing to address these pressures, and our adjustments typically lag behind the impact of inflation on clients, rising bill amounts and increased interchange fees. Additionally, ongoing wage pressures due to inflation are placing short-term pressure on our margins, posing challenges for expense management. Continued economic uncertainty and inflationary conditions could have a material adverse impact on our business, operating results and financial condition.

Components of Results of Operations

Revenue

We generate substantially all of our revenue from payment transaction fees. Transaction fees are fees collected for each transaction processed through our platform, on either a fixed basis or variable basis based on the transaction value, with the actual fees dependent on the type of transaction, payment or transaction channel and industry vertical. However, irrespective of these factors, the transaction fees that we receive are generally consistent across transaction types, payment and transaction channels and industry verticals. We receive such transaction fees directly from billers, financial institutions, partners or, in some cases, from consumers as a convenience fee.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue consists of certain direct costs that are directly attributed to processing transactions on our platform. This includes interchange, assessment and network expenses incurred for processing payments as well as costs of servicing our clients through product support, implementations and customer care. Cost of revenue also includes an allocation of hosting and data center costs for our infrastructure and platform environment, telecommunication expenses used by sales and customer support teams and a portion of amortization of capitalized internal-use software development costs and a portion of amortization of intangible assets, including amortization of intangible assets acquired as part of our acquisitions of other businesses. We anticipate that cost of revenue will increase in absolute dollars for the foreseeable future as we expand our operations. However, cost of revenue as a percentage of total revenue may vary between periods due to shifts in transaction mix, continued investment in our expansion, and the potential integration of acquired businesses or technologies.

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

Acquiring New and Maintaining Existing Billers and Financial Institutions

Our future growth depends on the continued adoption of our platform by new billers and financial institutions, as well as maintaining our existing billers and financial institutions. We intend to continue investing in our efficient go-to-market strategies, increasing brand awareness and driving adoption of our platform and products. Our client base includes a broad and diverse range of billers and financial institutions. Our ability to attract new, and maintain existing, billers and financial institutions and drive adoption of our platform will depend on a number of factors, including the effectiveness and pricing of our products, offerings of our competitors and the effectiveness of our marketing efforts. Our growth and performance also depends on our ability to promptly implement and begin recognizing revenues from our new billers and financial institutions.

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

Transactions Processed

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Transactions processed	724.0	597.0	458.2

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house (ACH) items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The number of transactions processed during the year ended December 31, 2025 increased approximately 21.3% as compared to 2024. The number of transactions processed during the year ended December 31, 2024 increased approximately 30.3% as compared to 2023. The increase in 2025 was primarily driven by the addition of new billers and financial institutions and increased activity from existing billers. The year-over-year change in growth rate reflects a shift in biller mix, including the onboarding of large enterprise billers that typically contribute higher payment volumes relative to transaction counts.

Non-GAAP Measures

We use supplemental measures of our performance that are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). These supplemental non-GAAP measures include contribution profit, adjusted gross profit, adjusted EBITDA and free cash flow.

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

How We Use Non-GAAP Measures

We use non-GAAP measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management and our board of directors to more fully understand our consolidated financial performance from period to period and helps management project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP measures provide our investors with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period-to-period comparisons. In particular, we exclude interchange, assessment and other network fees in the presentation of contribution profit because we believe inclusion is less directly reflective of our operating performance as we do not control the payment channel used by consumers, which is the primary determinant of the amount of interchange, assessment and other network fees. We use contribution profit to measure the amount available to fund our operations after interchange and assessment fees, which are directly linked to the number of transactions we process and thus our revenue and gross profit. There are limitations to the use of the non-GAAP measures presented in this report. Our non-GAAP measures may not be comparable to similarly titled measures of other companies; other companies, including companies in our industry, may calculate non-GAAP measures differently than we do, limiting the usefulness of those measures for comparative purposes. These non-GAAP measures should not be considered in isolation from or as a substitute for financial measures prepared in accordance with GAAP.

We also urge you to review the reconciliation of these non-GAAP financial measures included below. To properly and prudently evaluate our business, we encourage you to review the consolidated financial statements and related notes included elsewhere in this report and to not rely on any single financial measure to evaluate our business.

Contribution Profit

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Gross profit	$296,342	$238,170	$182,342
Plus: other cost of revenue	89,967	73,898	58,606
Contribution profit	$386,309	$312,068	$240,948

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors substantially outside of our control, including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the year ended December 31, 2025 increased approximately 23.8% as compared to 2024 and increased approximately 29.5% for the year ended December 31, 2024 as compared to 2023. The increase in 2025 was primarily driven by growth in transaction count and volume driven by the addition of new billers and financial institutions and increased transactions from our existing billers and financial institutions.

Adjusted Gross Profit

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Gross profit	$296,342	$238,170	$182,342
Stock-based compensation	287	251	156
Amortization of capitalized software development costs	22,520	17,911	13,341
Amortization of acquisition-related intangibles	2,209	3,313	3,314
Adjusted gross profit	$321,358	$259,645	$199,153

Adjusted gross profit for the year ended December 31, 2025 increased 23.8% as compared to 2024 and increased 30.4% for the year ended December 31, 2024 as compared to 2023. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization in cost of revenue, as well as stock-based compensation. The increase in amortization for 2025 was primarily due to expansion of the amortizable base associated with capitalized software.

Adjusted EBITDA

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income — GAAP	$66,937	$44,169	$22,322
Interest income	(9,506)	(8,742)	(7,019)
Other income(1)	—	(213)	—
Provision for income taxes	18,338	9,775	2,802
Amortization of capitalized software development costs	33,304	27,586	21,349
Amortization of acquisition-related intangibles	7,088	8,081	8,380
Depreciation	666	817	871
EBITDA	$116,827	$81,473	$48,705

Adjustments
Foreign exchange gain	(229)	(132)	(12)
Stock-based compensation	20,821	12,855	9,390
Adjusted EBITDA	$137,419	$94,196	$58,083

(1) Other income consists of a remeasurement adjustment relating to the purchase price of a prior acquisition.

As adjusted EBITDA is a measure of profitability, it is generally expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. Adjusted EBITDA increased 45.9% for the year ended December 31, 2025 compared to 2024 and increased 62.2% for the year ended December 31, 2024 compared to 2023. Adjusted EBITDA increased across the presented periods, primarily reflecting higher transaction counts and volumes. This growth was attributable to the addition of new billers and financial institutions, combined with increased activity from existing partners.

Free Cash Flow

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$162,127	$63,634	$68,828
Purchases of property and equipment	(361)	(457)	(600)
Capitalized internal-use software development costs	(36,737)	(36,119)	(33,699)
Free cash flow	$125,029	$27,058	$34,529

The increase in free cash flow for the year ended December 31, 2025 compared to 2024 was primarily the result of an increase in cash generated from operations. Cash generated from operations increased in 2025 compared to 2024 primarily due to stronger operating performance associated with the scaling of our business, as well as improvements in working capital management.

Results of Operations

The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,			Change 2025 versus 2024
	2025	2024	2023	$	%
	(in thousands)
Revenue	$1,196,507	$871,745	$614,490	$324,762	37.3%
Cost of revenue (1)	900,165	633,575	432,148	266,590	42.1%
Gross profit	296,342	238,170	182,342	58,172	24.4%
Gross margin	24.8%	27.3%	29.7%
Operating expenses
Research and development (1)	61,474	51,334	44,248	10,140	19.8%
Sales and marketing (1)	111,928	105,052	83,996	6,876	6.5%
General and administrative (1)	47,400	36,927	36,005	10,473	28.4%
Total operating expenses	220,802	193,313	164,249	27,489	14.2%
Income from operations	75,540	44,857	18,093	30,683	68.4%
Interest income	9,506	8,742	7,019	764	8.7%
Other income	229	345	12	(116)	(33.6)%
Income before income taxes	85,275	53,944	25,124	31,331	58.1%
Provision for income taxes	18,338	9,775	2,802	8,563	87.6%
Net income	$66,937	$44,169	$22,322	$22,768	51.5%

(1) Stock-based compensation expense was allocated in cost of revenue and operating expenses as follows:

	Year Ended December 31,
	2025	2024	2023

Cost of revenue	$287	$251	$156
Research and development	3,903	3,100	1,990
Sales and marketing	6,695	5,639	2,808
General and administrative	9,936	3,865	4,436
Total stock-based compensation	$20,821	$12,855	$9,390

The following table presents the components of our consolidated statements of operations for the periods presented as a percentage of revenue:

	Year Ended December 31,
	2025	2024	2023
Revenue	100.0%	100.0%	100.0%
Cost of revenue	75.2%	72.7%	70.3%
Gross profit	24.8%	27.3%	29.7%
Operating expenses
Research and development	5.1%	5.9%	7.2%
Sales and marketing	9.4%	12.1%	13.7%
General and administrative	4.0%	4.2%	5.9%
Total operating expenses	18.5%	22.2%	26.8%
Income from operations	6.3%	5.1%	2.9%
Interest income	0.8%	1.0%	1.1%
Other income	0.0%	0.0%	0.0%
Income before income taxes	7.1%	6.1%	4.0%
Provision for income taxes	1.5%	1.1%	0.5%
Net income	5.6%	5.0%	3.5%

Comparison of the Years Ended December 31, 2025 and 2024

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

Gross margin decreased as a result of a customer mix shift toward high-volume enterprise billers. This effect was partially mitigated by benefits from economies of scale.

Research and Development Expenses

Research and development expenses increased primarily due to an increase in employee-related costs, including benefits, driven by increased headcount, higher stock-based compensation and increases in annual compensation, a rise in cloud computing services expenses, reflecting higher utilization of our cloud-based infrastructure and increased data processing demands, an increase in the amortization of capitalized internal-use software development costs and an increase in expenses related to third-party software and technology licenses.

Sales and Marketing Expenses

The growth in sales and marketing expenses was primarily due to increases in reseller commissions and marketing expenses, which were offset by lower employee-related costs.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to increases in employee-related costs, including higher stock-based compensation, professional and legal fees and insurance premiums of certain business policies.

Interest income

Interest income increased due to higher cash balances held with banks.

Income Taxes

For the year ended December 31, 2025, the effective tax rate increased to 21.5% compared to 18.1% for the same period in the prior year. The rate for the current period was in line with the U.S. federal statutory rate of 21%. The change in the provision for income taxes and the variance from the federal statutory rate were primarily driven by a combination of factors, including (1) permanent differences for disallowed compensation pursuant to Internal Revenue Code (IRC) Section 162(m), (2) the impact of state taxes, (3) discrete benefits recognized for excess tax deductions on stock-based compensation, and (4) the finalization of prior year Canadian and U.S. R&D credit claims during the period.

The lower effective tax rate of 18.1% recorded in the comparative 2024 period was principally attributable to a significant, non-recurring tax event related to the determination to release a valuation allowance previously established against certain deferred tax assets in the U.S., which was due to the positive change in available evidence regarding the realizability of those assets.

Liquidity and Capital Resources

Sources and Uses of Funds

As of December 31, 2025, we had $320.9 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital, capital expenditure and other commitments described in the "Contractual Obligations and Other Commitments" section below, for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees. Our principal uses of cash are funding operations, which primarily consist of employee-related costs, and acquisitions. Although subject to change based on market opportunity or changing priorities, currently, we do not have any material planned capital expenditures in the next 12 months.

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

Historical Cash Flows

The following table summarizes our consolidated cash flows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in)
Operating activities	$162,127	$63,634	$68,828
Investing activities	(36,518)	(36,761)	(34,299)
Financing activities	(10,577)	(207)	(1,195)
Effects of foreign exchange on cash	95	(450)	176
Net increase in cash, cash equivalents and restricted cash	$115,127	$26,216	$33,510

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

Net cash provided by operating activities for the year ended December 31, 2025 was $162.1 million. Net income was $66.9 million, adjusted for non-cash charges of $66.7 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of capitalized contract acquisition costs and warrants cost, and non-cash lease expense, which contributed positively to operating activities. This was further supported by net cash inflows of $28.5 million for changes in our operating assets and liabilities.

Net cash provided by operating activities for the year ended December 31, 2024 was $63.6 million. Net income was $44.2 million, adjusted for non-cash charges of $52.1 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of capitalized contract acquisition costs and warrants cost, and non-cash lease expense, which contributed positively to operating activities. This was decreased by net cash outflows of $32.7 million for changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 consisted of $36.7 million of capitalized internal-use software development costs, $0.4 million of purchases of property and equipment, offset by $0.6 million of net change in interest-bearing deposits.

Net cash used in investing activities for the year ended December 31, 2024 consisted of $36.1 million of capitalized internal-use software development costs, $0.5 million of purchases of property and equipment and $0.2 million of net change in interest-bearing deposits.

Net Cash Used in Financing Activities

Net cash used in financing activities for the year ended December 31, 2025 consisted of $10.7 million of payments of taxes withheld on net settled vesting of restricted stock units, offset by $0.2 million of proceeds from the exercise of stock options.

Net cash used in financing activities for the year ended December 31, 2024 consisted of $0.5 million of payments related to holdback liabilities settlement offset by $0.3 million of proceeds from exercise of stock-based awards by employees.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and commitments in cash as of December 31, 2025:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease liabilities(1)	7,286	2,571	2,800	1,774	141
Purchase obligations(2)	14,753	9,252	5,501	—	—
	22,039	11,823	8,301	1,774	141

(1) Consists of operating lease liabilities for office space.

(2) Consists of purchase obligations which were not recognized on the balance sheet as of December 31, 2025, related primarily to infrastructure services and IT software and maintenance service costs.

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

Revenue Recognition

Application of the accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction or an agent can require considerable judgment. We have concluded that we are typically the principal in our payment processing arrangements as we control the service on our platform. We also typically contract directly with our billers and have complete pricing latitude on the processing fees charged to our billers. As such, we bear the credit risk for network fees and transactions charged back to the biller. In circumstances where we have minimum revenue or transaction commitments, determining the appropriate accounting treatment of fixed and variable consideration, including the assessment of the risk of revenue reversal to ensure revenue is not overstated, may require considerable judgment.

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

Internal-use Software Development Costs

Internal-use software development costs consist of personnel costs, including related benefits, incurred to develop functionality for our platform, as well as certain upgrades and enhancements that are expected to result in enhanced functionality. We capitalize certain software development costs for new offerings as well as upgrades to our existing software platforms. We amortize these development costs over the estimated useful life on a straight-line basis. We believe there are two key estimates within the internal-use capitalized software development balance, which are the determination of the useful life of the software and the determination of the amounts to be capitalized.

We determined that a three- to five-year life is appropriate for our internal-use software based on our best estimate of the useful life of the internally developed software after considering factors such as continuous developments in the technology, obsolescence and anticipated life of the service offering before significant upgrades. Based on our prior experience, internally generated software will generally remain in use for a minimum of three to five years before being significantly replaced or modified to keep up with evolving biller and company needs. While we do not anticipate any significant changes to the estimated useful life, a change in this estimate could produce a material impact on our financial statements. For example, if we received information that indicated the useful life of all internally developed software was one year rather than three to five, our capitalized software balance would materially decrease and our expense would materially increase.

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

In addition to internal-use software, we capitalize 100% of eligible implementation costs associated with our hosting and service-based platform arrangements, which are amortized over a period consistent with our internal-use software development costs.

Valuation of Goodwill and Intangibles

We periodically evaluate our long-lived assets, including acquired intangible assets, to determine if current events or circumstances indicate that their carrying value may not be recoverable. Impairment testing for assets, other than goodwill, requires the comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. Our estimates are based upon assumptions that we believe to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.

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

Stock-based Compensation

We recognize stock-based compensation expense for all awards, primarily restricted stock units (RSUs), based on their grant-date fair value. For RSUs, this is the market closing price of our Class A common stock on the grant date. While we historically issued stock options and warrants (notably in 2021 and 2022) valued using the Black-Scholes model, there have been no material grants of such instruments since that time. As of December 31, 2025, the unamortized expense and unvested balances for these awards are immaterial. Valuation assumptions for these instruments, including expected volatility and term, were determined at the time of grant and are not subject to subsequent remeasurement. Compensation expense is recognized on a straight-line basis over the vesting period, with forfeitures accounted for as they occur.

Income Taxes

We are subject to income taxes in the U.S. and certain foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and deferred tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. This includes the impact of enacted tax legislation, such as the restoration of immediate deductions for domestic research and development expenditures in 2025, which requires management to re-evaluate the timing of deductibility and the realizability of related deferred tax assets. The deferred assets and liabilities are measured using the statutorily enacted tax rates anticipated to be in effect when those tax assets and liabilities are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2025, our valuation allowance was immaterial and related primarily to specific foreign tax credits. We previously released our domestic valuation allowance in 2024 based on sustained profitability. We continue to monitor all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, in assessing the need for a valuation allowance.

Our tax positions are subject to income tax audits by multiple tax jurisdictions such as U.S., Canada and India. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit which is more likely than not (greater than 50% likely) to be realized upon ultimate settlement with the taxing authority. We recognize interest accrued and penalties related to unrecognized tax benefits in income tax expense. We adjust these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

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

Interest Rate Risk

Our unrestricted cash and cash equivalents consist of bank deposits and money market funds, and term deposits with original maturities of three months or less. We also maintain term deposits with original maturities exceeding three months, which are classified within prepaid expenses and other assets. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Interest income associated with our cash equivalents and term deposits are subject to market risk due to changes in interest rates. In addition, we have no variable interest rate indebtedness. As of December 31, 2025, we do not believe that a hypothetical 10% relative change in interest rates would have had a material impact on the value of our cash equivalents, term deposits or result of operations.

Foreign Currency Exchange Risk

Certain of our operations are conducted in foreign currencies. While we have generated substantially all of our revenue from billers in the United States, we have foreign currency risks related to revenue denominated in other currencies, such as the Canadian dollar. In addition, we have significant operations outside of the U.S., particularly in Canada and India, where expenses are denominated in the local currency. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions, although we may do so in the future. As of December 31, 2025, we do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other applicable currencies would have a material effect on operating results.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Paymentus Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paymentus Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Payment Transaction Processing Revenue

As described in Notes 2 and 3 to the consolidated financial statements, the Company generates revenue primarily from payment transaction fees processed through the Company’s platform. The fees are generated as a percentage of transaction value or a specified fee per transaction. The payment transaction fees are received directly (i) from billers, who absorb the cost, or from customers in the form of a convenience-type fee, or (ii) from financial institutions. Transaction fees are collected for each completed transaction processed through the platform. The Company’s payment transaction processing revenue was $1,187 million for the year-ended December 31, 2025.

The principal consideration for our determination that performing procedures relating to payment transaction processing revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of payment transaction processing revenue. These procedures also included, among others, (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, invoices, third party transaction information, and cash receipts, (ii) testing a sample of credit memos by obtaining and inspecting source documents, which included support for the nature of the credit and amount, and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, invoices, third party transaction information, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 23, 2026

We have served as the Company’s auditor since 2020.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$320,908	$205,900
Restricted cash and cash equivalents	3,630	3,511
Accounts and other receivables, net of allowance for expected credit losses of $452 and $257, respectively	102,338	119,816
Income tax receivable	1,207	3,356
Prepaid expenses and other assets	13,248	13,058
Total current assets	441,331	345,641
Property and equipment, net	877	1,157
Capitalized internal-use software development costs, net	70,920	67,375
Intangible assets, net	11,987	19,076
Goodwill	131,815	131,815
Operating lease right-of-use assets	6,380	7,801
Deferred tax asset	314	367
Prepaid expenses and other assets, less current portion	4,261	3,015
Total assets	$667,885	$576,247
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$63,972	$49,871
Accrued and other liabilities	27,671	26,462
Current portion of operating lease liabilities	2,294	2,090
Contract liabilities	3,496	2,937
Income tax payable	1,416	190
Total current liabilities	98,849	81,550
Operating lease liabilities, less current portion	4,560	6,318
Contract liabilities, less current portion	3,404	2,783
Accrued and other liabilities, less current portion	683	—
Total liabilities	107,496	90,651
Stockholders’ equity
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of December 31, 2025 and December 31, 2024; 62,459,587 and 32,136,989 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	6	3
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of December 31, 2025 and December 31, 2024; 63,121,661 and 92,699,294 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	6	9
Additional paid-in capital	397,954	389,904
Accumulated other comprehensive loss	(427)	(233)
Retained earnings	162,850	95,913
Total stockholders’ equity	560,389	485,596
Total liabilities and stockholders' equity	$667,885	$576,247

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,196,507	$871,745	$614,490
Cost of revenue	900,165	633,575	432,148
Gross profit	296,342	238,170	182,342
Operating expenses
Research and development	61,474	51,334	44,248
Sales and marketing	111,928	105,052	83,996
General and administrative	47,400	36,927	36,005
Total operating expenses	220,802	193,313	164,249
Income from operations	75,540	44,857	18,093
Interest income	9,506	8,742	7,019
Other income	229	345	12
Income before income taxes	85,275	53,944	25,124
Provision for income taxes	18,338	9,775	2,802
Net income	$66,937	$44,169	$22,322
Net income per share
Basic	$0.53	$0.36	$0.18
Diluted	$0.52	$0.35	$0.18
Weighted-average number of shares used to compute net income per share
Basic	125,246,892	124,372,031	123,511,608
Diluted	129,113,684	127,714,622	125,071,829
Comprehensive income
Net income	66,937	44,169	22,322
Foreign currency translation adjustments, net of tax	(194)	(320)	109
Comprehensive income	$66,743	$43,849	$22,431

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(loss) income	Equity
Balances at December 31, 2022	123,241,173	$12	$367,767	$29,422	$(22)	$397,179
Stock-based compensation	—	—	9,390	—	—	9,390
Issuance of Class A common stock upon exercise of stock options	180,576	—	616	—	—	616
Issuance of Class A common stock upon vesting of restricted stock units	399,362	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	109	109
Net income	—	—	—	22,322	—	22,322
Balances at December 31, 2023	123,821,111	$12	$377,773	$51,744	$87	$429,616
Change in estimate of warrants expected to vest	—	—	803	—	—	803
Stock-based compensation	—	—	10,990	—	—	10,990
Issuance of Class A common stock upon exercise of stock options	314,143	—	338	—	—	338
Issuance of Class A common stock upon vesting of restricted stock units	701,029	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(320)	(320)
Net income	—	—	—	44,169	—	44,169
Balances at December 31, 2024	124,836,283	$12	$389,904	$95,913	$(233)	$485,596
Stock-based compensation	—	—	18,627	—	—	18,627
Issuance of Class A common stock upon exercise of stock options	82,476	—	162	—	—	162
Issuance of Class A common stock upon vesting of restricted stock units	969,345	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(306,856)	—	(10,739)	—	—	(10,739)
Foreign currency translation adjustments	—	—	—	—	(194)	(194)
Net income	—	—	—	66,937	—	66,937
Balances at December 31, 2025	125,581,248	$12	$397,954	$162,850	$(427)	$560,389

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$66,937	$44,169	$22,322
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	41,058	36,484	30,600
Deferred income taxes	50	(1,348)	414
Stock-based compensation	18,627	10,990	9,390
Amortization of capitalized warrants cost	2,267	2,006	1,911
Non-cash lease expense	2,354	2,389	1,789
Amortization of capitalized contract acquisition cost	2,110	1,751	1,088
Provision for expected credit losses	268	66	88
Other non-cash adjustments	—	(213)	—
Change in operating assets and liabilities
Accounts and other receivables	17,141	(43,618)	(8,674)
Prepaid expenses and other assets	(6,420)	(3,417)	(1,184)
Accounts payable	13,980	13,825	6,017
Accrued and other liabilities	1,689	7,159	6,288
Operating lease liabilities	(2,494)	(2,253)	(1,817)
Contract liabilities	1,178	(1,097)	(361)
Income taxes receivable, net of payable	3,382	(3,259)	957
Net cash provided by operating activities	162,127	63,634	68,828
Cash flows from investing activities
Purchases of property and equipment	(361)	(457)	(600)
Purchases of interest-bearing deposits	(2,522)	(3,691)	—
Proceeds from matured interest-bearing deposits	3,102	3,506	—
Capitalized internal-use software development costs	(36,737)	(36,119)	(33,699)
Net cash used in investing activities	(36,518)	(36,761)	(34,299)
Cash flows from financing activities
Proceeds from exercise of stock-based awards	162	338	616
Payments of taxes withheld on net settled vesting of restricted stock units	(10,739)	—	—
Settlement of holdback liability related to prior acquisitions	—	(545)	—
Payments on other financing obligations	—	—	(1,709)
Payments on finance leases	—	—	(102)
Net cash used in financing activities	(10,577)	(207)	(1,195)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	95	(450)	176
Net increase in cash, cash equivalents and Restricted cash	115,127	26,216	33,510
Cash and cash equivalents and Restricted cash at the beginning of period	209,411	183,195	149,685
Cash and cash equivalents and Restricted cash at the end of period	$324,538	$209,411	$183,195
Reconciliation of Cash and cash equivalents and Restricted Cash:
Cash and cash equivalents at the beginning of period	205,900	179,361	147,334
Restricted cash at the beginning of period	3,511	3,834	2,351
Cash and cash equivalents and Restricted cash at the beginning of period	$209,411	$183,195	$149,685
Cash and cash equivalents at the end of period	320,908	205,900	179,361
Restricted cash at the end of period	3,630	3,511	3,834
Cash and cash equivalents and Restricted cash at the end of period	$324,538	$209,411	$183,195
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$14,950	$14,404	$1,398
Non-cash financing activities:
Issuance of warrant and change in estimate of warrants expected to vest	$—	$803	$—

The accompanying notes are an integral part of these consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Description of Business

Paymentus Holdings, Inc. and its wholly owned subsidiaries ("Paymentus" or "the Company") provides electronic bill presentment and payment services, enterprise customer communication and self-service revenue management to billers through a Software-as-a-Service (SaaS), secure, omni-channel technology platform. The platform seamlessly integrates into a biller’s core financial and operating systems to provide flexible and secure access to payment processing of credit cards, debit cards, eChecks and digital wallets across a significant number of channels including online, mobile, IVR, call center, chatbot and voice-based assistants. Paymentus was incorporated in the state of Delaware on September 2, 2011 with primary office locations in Charlotte, North Carolina, Dallas, Texas, Santa Clara, California, Richmond Hill, Ontario (Canada), and Gurugram, Mohali and Bengaluru (India). The Company is headquartered in Charlotte, North Carolina.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated upon consolidation.

Segment Information

Effective January 1, 2025, the Company changed its reporting segment structure to a single reporting segment, and the composition of the information package provided to the chief operating decision maker (CODM) was amended to deliver more focused and relevant data for decision-making. Previously, the Company identified three operating segments with one reportable segment. Following an internal assessment and a change in the manner in which financial results are provided to and reviewed by the CODM, the Company determined that it now operates and reports as a single operating and reportable segment. The determination was made based on the evaluation of factors, including resource allocation, management oversight, and the consolidated review of financial performance by the CODM. As a result, segment disclosures in the Company’s financial statements are updated to reflect the new reporting structure.

The Company’s CODM is its chief executive officer, and the CODM evaluates financial performance and makes resource allocation decisions based on consolidated financial information. The measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net income, as reported on the consolidated statements of operations and comprehensive income. The CODM uses consolidated net income to assess overall Company performance, monitor progress toward financial targets, and make strategic decisions regarding the allocation of resources across functions and initiatives.

The accounting policies applied to the segments are the same as those described in the summary of significant accounting policies. All expense categories on the condensed consolidated statements of operations and comprehensive income are significant, and there are no other significant expenses that are reviewed or provided to the CODM, which would require disclosure.

Assets provided to the CODM are consistent with those reported on the consolidated balance sheets.

Information related to the Company's products and services is disclosed in Note 1. Information about geographical distribution of the Company's revenue and long-lived assets is disclosed in Notes 3 and 4, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates include revenue recognition, cost of revenue recognition, the allowance for credit losses, the lives of tangible and intangible assets, and the recoverability or impairment of intangible assets, including goodwill, internal-use software development costs, valuation of stock warrants issued, stock-based compensation, and accounting for income taxes. The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates.

Foreign Currency

The reporting currency of the Company is the U.S. Dollar. The Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated using the exchange rates at the balance sheet date. Revenue and expenses are translated at average exchange rates during the period. Equity transactions are translated using historical exchange rates. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive income (AOCI) or as a component of stockholders' equity, and related periodic movements are summarized as a line item in the consolidated statements of operations and comprehensive income. Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other income in the consolidated statements of operations and comprehensive income.

Revenue Recognition

The Company generates revenue primarily from payment transaction fees processed through the Company’s platform. The fees are generated as a percentage of transaction value or a specified fee per transaction. For biller transactions, the actual fees are dependent on payment type, payment channel or industry vertical. The payment transaction fees are received directly (i) from billers, who absorb the cost, or from customers in the form of a convenience-type fee, or (ii) from financial institutions. Transaction fees are collected for each completed transaction processed through the platform. The Company also earns other revenue, which primarily consists of maintenance revenue and subscription revenue. Other revenue represented approximately 0.8%, 1.1% and 1.3% of total revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

Contract Liabilities

Contract liabilities relate to fees billed in advance of services provided. The terms of the contract normally require the customer to pay a fixed monthly fee for hosting and maintenance, plus a non-refundable up-front fee for set-up, integration services and data conversion at contract inception. The non-refundable up-front fees are typically billed in advance of services provided and are recorded as contract liability in the consolidated balance sheets. These fees are amortized ratably over the term of the agreement and recognized as revenue. The fixed monthly fee is for a promised service of hosting and maintenance. These services are provided over the same period and have the same pattern of transfer to the customer as the payment processing services. They are both stand-ready obligations satisfied ratably over the contractual period, and assessed as a single performance obligation. Therefore, they are recognized in the same manner as the variable consideration.

Assets Recognized From the Costs to Obtain a Contract With a Customer

The Company capitalizes certain costs to obtain contracts with customers, including employee sales commissions, when the commission is tied to new sales and is therefore considered an incremental cost of obtaining a customer. At contract inception, the Company capitalizes commission costs that the Company expects to recover and that would not have been incurred if the contract had not been obtained. For the years ended December 31, 2025 and 2024, the Company had capitalized sales commissions of $1.1 million and $1.8 million, respectively. As of December 31, 2025 and 2024, unamortized sales commissions were $2.2 million and $2.1 million, respectively, which are included in prepaid expenses and other assets in the consolidated balance sheets. Amortization of capitalized commissions to obtain customer contracts is included in sales and marketing expense in the consolidated statements of operations and comprehensive income. The Company utilizes a straight-line method as it best depicts the pattern of transfer of the goods or services to the customer. The Company amortizes these assets over the expected period of benefit, which is typically three to five years. The Company evaluates contract costs for impairment by comparing, on a pooled basis, the expected future net cash flows from underlying customer relationships to the carrying amount of the capitalized contract costs.

Some of the Company’s sales compensation paid to the sales force is earned based on the margins earned from the contract over the contract term and is contingent on the salesperson's continued employment with the Company. Sales commissions tied to key operating metrics other than new sales, are not considered incremental costs of obtaining a customer and are expensed in the same period as they are earned, rather than being capitalized. The Company records commission expense within sales and marketing expense in the consolidated statements of operations and comprehensive income.

The fair value of the warrant agreements with a reseller/vendor and customer or their affiliates, which was considered to be cost to obtain contracts with customers, was recognized as an asset. The fair value of the warrants was estimated on the grant date. The grant date fair value is determined using the Black-Scholes option pricing model, in accordance with

ASC 718, Compensation-Stock Compensation, incorporating the Company's expectations regarding the number of warrants expected to vest in accordance with the warrant agreements. The Company accounts for consideration payable in the form of warrants as share-based compensation expense. Consideration payable to a customer or their affiliate was recorded as a reduction of the transaction price, thereby reducing revenue, following the guidance in ASC 606, while consideration payable to a reseller/vendor or their affiliate is recorded as an operating expense within sales and marketing expenses in the consolidated statements of operations and comprehensive income.

As of December 31, 2025 and 2024, unamortized warrants cost of $1.0 million and $3.3 million, respectively, was included in prepaid expenses and other assets in the consolidated balance sheets. For further details on warrant agreements, refer to Note 10 in the consolidated financial statements.

Cost of Revenue

Cost of revenue consists primarily of interchange and assessment fees, processing fees and bank settlement fees paid to third-party payment processors and financial institutions, and personnel-related costs associated with the Company’s customer support teams, including salaries, benefits and bonuses. Cost of revenue also includes an allocation of hosting and data center costs for the Company’s infrastructure and platform environment, telecommunication expenses used by sales and customer support teams, a portion of amortization of capitalized internal-use software development costs and a portion of amortization of intangible assets acquired through acquisition.

Research and Development Costs

Research and development costs are expensed as incurred, unless they qualify as internal-use software development costs. Research and development expenses consist primarily of employee-related expenses associated with the Company’s research and development staff, including salaries, benefits, stock-based compensation and bonuses.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statement of operations and comprehensive income. These costs were $0.6 million, $0.8 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Self-Insurance

The Company is self-insured for a significant portion of its employee medical exposures. Liabilities for self-insured exposures are accrued at the present value of amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. Accruals for self-insured exposures are included under accrued and other liabilities in the consolidated balance sheets based on the expected periods of payment. Excess liability insurance has been purchased to limit the amount of self-insured risk on claims.

Income Taxes

The Company is subject to income taxes in the U.S. and certain foreign jurisdictions. Significant judgment is required in determining its provision for income taxes and deferred tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. This includes assessing the impact of enacted tax legislation, such as the restoration of immediate deductions for domestic research and development expenditures in 2025, which requires management to re-evaluate the timing of deductibility and the realizability of related deferred tax assets. The deferred assets and liabilities are measured using the statutorily enacted tax rates anticipated to be in effect when those tax assets and liabilities are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

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

Stock-based Compensation

The Company measures and recognizes stock-based compensation expense for all stock-based awards, including grants of restricted stock units (RSUs) and options to purchase stock granted to employees, outside directors and consultants based on the estimated fair value of the awards on the grant date of the award. The Company estimates the grant date fair value for options using the Black-Scholes option pricing model. The determination of the grant-date fair value using an option-pricing model is affected by the fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The fair value of an RSU is measured using the market closing price of the Company's Class A common stock on the date of grant. Compensation cost is recognized on a straight-line basis over the employee requisite service period, which is the stated vesting period of the award, provided that total compensation cost recognized at least equals the pro rata value of the awards that have vested. Forfeitures are accounted for in the period in which they occur. For further details on the recognition and presentation of stock-based compensation expense, please refer to Note 11 in the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents are composed of primarily bank accounts, cash deposits and money market funds. Cash in the Company’s bank accounts may exceed federally insured limits.

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

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received, and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $215.7 million and $147.2 million as of December 31, 2025 and 2024, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the years ended December 31, 2025, 2024 and 2023. One reseller accounted for more than 10% of accounts receivable for both December 31, 2025 and 2024.

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

Accounts and Other Receivables and Allowance for Credit Losses

Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company evaluates its accounts receivable portfolio to determine if an allowance for credit losses is necessary. The development of the allowance for credit losses is based on an expected loss model that considers reasonable and supportable forecasts of future conditions and a review of past due amounts, historical write-off and recovery experience. Provisions are established for outstanding balances on the basis of their age and the Company's assessment of their recoverability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has no off-balance sheet exposure related to its customers. As of December 31, 2025, and 2024, other receivables included $9.5 million and $6.7 million, respectively, of rebates related to interchange and processing fees.

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

Computer equipment.................................................................. 3 years

Furniture and fixtures ................................................................. 5 years

Leasehold improvements are amortized over the shorter of estimated useful life or the remaining lease term. Expenses that improve an asset or extend its remaining useful life are capitalized. Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation, is removed from the accounts and any resulting gain or loss is reflected in other income in the consolidated statements of operations. Costs of maintenance or repairs that do not extend the lives of the respective assets are expensed as incurred.

Impairment of Long-lived Assets (Including Goodwill and Intangible Assets)

Long-lived assets with finite lives include property and equipment, capitalized internal-use software development costs and acquired intangible assets. The Company evaluates long-lived assets, including intangible assets and capitalized internal-use software development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group.

Effective January 1, 2025, the goodwill reporting units were realigned into a single reporting unit, consistent with the change to the Company's segment structure described in Note 2, "Segment Information".

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

When reviewing goodwill for impairment, the Company performs a qualitative assessment which considers the following circumstances as well as others:

•
Changes in general macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital or other developments in equity and credit markets;
•
Changes in industry and market conditions such as a deterioration in the environment in which the

Company operates, an increased competitive environment, a decline in market-dependent multiples or metrics (in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development;

•
Changes in cost factors that have a negative effect on earnings and cash flows; and
•
Decline in overall financial performance (for both actual and expected performance).

The Company completed its annual goodwill impairment test as of November 30, 2025 using a qualitative assessment. The Company did not recognize any impairment of goodwill during the years ended December 31, 2025 or 2024.

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

Although it may have a right and an obligation to exchange lease payments for a leased asset from the date of inception, the Company is unlikely to have an obligation to make lease payments before the asset is made available for use; therefore, lease classification, recognition and measurement are determined at the lease commencement date.

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

The Company has leases for office facilities, computer equipment, and data centers. The Company’s leases have remaining initial lease terms of less than one year to approximately five years, some of which include options to extend the leases for up to three years, and some of which include options to terminate the leases.

Operating leases are included in operating lease right-of-use (ROU) assets, and operating lease liabilities on the Company’s consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and in a similar economic environment. The operating lease ROU asset also includes any initial direct costs, lease payments made prior to lease commencement and lease incentives received. The Company’s lease terms are the noncancelable period including any rent-free periods provided by the lessor and may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. At lease inception, and upon modification or remeasurement, the Company estimates the lease term based on its assessment of extension and termination options that are reasonably certain to be exercised. Lease cost for lease payments is recognized on a straight-line basis over the lease term.

Leased property under finance leases are included in property and equipment, net. Finance lease liabilities are included within accrued and other liabilities, and finance lease and other finance obligations, net of current portion on the Company’s consolidated balance sheets. Property and equipment under finance leases is generally amortized over the lease term in general and administrative expenses.

Judgment was required when determining whether any of the Company’s data center contracts contained a lease. The Company concluded a lease exists when the asset is specifically identifiable, substantially all the economic benefit of the asset is obtained, and the right to direct the use of the asset exists during the term of the lease.

Accounting Pronouncements

As of December 31, 2025, the Company ceased to be an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012. Consequently, the Company is no longer eligible to use the extended transition period for complying with new or revised financial accounting standards. Historically, the Company had voluntarily elected not to use the extended transition period for complying with new or revised financial accounting standards. The Company is now required to adopt new or revised accounting pronouncements as of the effective dates applicable to public business entities.

Recently Adopted Accounting Pronouncements

Accounting Standards Updates (ASU) not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The standard requires disclosure of specific categories in the effective tax rate reconciliation and additional information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires entities to disclose the amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign jurisdiction, as well as for individual jurisdictions that comprise 5% or more of total income taxes paid. The amended guidance is effective for annual periods beginning after December 15, 2024. We adopted this guidance prospectively for the annual period ending December 31, 2025. See Note 12 for additional information.

Accounting Pronouncements Not Yet Adopted

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract
Assets. ASU 2025-05 provides guidance on the measurement of credit losses for certain accounts receivable and contract assets arising from revenue transactions. The updated standard will be effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. ASU 2025-05 will be adopted on a prospective basis. The guidance is effective beginning with the Company's Forms 10-Q for interim periods within fiscal year 2026 and its Form 10-K for the fiscal year ending December 31, 2026. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software
(Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amended guidance modernizes the accounting for costs related to internal-use software to more closely align with current software development methods. The guidance removes references to project stages and clarifies when the Company is required to start capitalizing eligible costs. The new guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is evaluating the impact this amended guidance may have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments improve the codification guidance for interim reporting and require that entities provide specific disclosures in interim periods that were previously only required in annual financial statements. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its future interim financial disclosures.

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

The Company also has customer, reseller and partner agreements, some of which contain guaranteed revenue or transaction minimum commitments and revenue sharing arrangements. Because of these minimum commitments, the Company has to evaluate the agreements to determine the fixed and variable consideration and the amount of revenue to be recognized. For the minimum commitments, the Company records the fixed consideration ratably over the commitment period and the variable consideration to the extent that the Company believes that the variable consideration is not constrained. The revenue recorded for these arrangements is net of any revenue sharing with the customer or reseller, which is typically determined based on a calculation of revenue less certain fees incurred by the Company, as defined in the agreement.

The Company recognizes fees charged to customers primarily on a gross basis as transaction revenue when the Company is the principal in respect of completing a payment transaction. In order to provide payment services, the Company routes and clears each transaction through the applicable payment network. The Company obtains authorization for the transaction and requests funds settlement from the card issuing financial institution through the payment network. When third parties are involved in the transfer of goods or services to customers, the Company considers the nature of each specific promised good or service and applies judgment to determine whether the Company controls the good or service before it is transferred to the customer or whether the Company is acting as an agent of the third party. To determine whether or not the Company controls the good or service before it is transferred to the customer, the Company assesses indicators including whether the Company or the third party is primarily responsible for fulfillment and which party has discretion in determining pricing for the good or service, as well as other considerations. Based on an assessment of these indicators, the Company has concluded that the Company bears primary responsibility for the fulfillment of the payment service with the majority of the customers, contracts directly with customers, controls the product specifications and defines the value proposal from the Company’s services. The Company therefore bears full margin risk when completing a payment transaction, and on that basis, controls those services prior to being transferred to the customer. The interchange fees charged by the card issuing financial institutions and the fees charged by the payment networks are recognized as transaction expense within cost of revenue in the consolidated statements of operations.

The Company also evaluates and establishes a reserve for potential credit adjustments at the time revenue is recognized if it is probable that credit adjustments will occur and the amount can be reasonably estimated. The reserve is recorded as a reduction to revenue in the period the related revenue is recognized. The reserve amount is determined based on historical adjustment trends, customer-specific information, and other relevant factors. Accounts receivable included reserve balance of $8.9 million and $1.0 million for potential credit adjustments as of December 31, 2025 and 2024, respectively.

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

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Year Ended December 31,
	2025	2024	2023

Payment transaction processing	$1,187,104	$861,736	$606,595
Other	9,403	10,009	7,895
Total revenue	$1,196,507	$871,745	$614,490

Revenue by geographic area, based on the location of the Company's users, was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

United States	$1,177,563	$856,374	$603,030
Other	18,944	15,371	11,460
Total	$1,196,507	$871,745	$614,490

Remaining Performance Obligations

As of December 31, 2025, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $6.9 million, over 66% of which the Company expects to recognize within the next two years, 22% between two to four years and the remainder thereafter. The timing of revenue recognition within the next year is largely dependent upon the go-live dates of the Company's customers under the Company's contracts.

As of December 31, 2025, the Company has contractual rights under its commercial agreements to receive $69.3 million of fixed consideration related to the future minimum guarantees through 2030. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Liabilities

Revenue recognized during the year ended December 31, 2025 and 2024 that was included in the contract liabilities balance at the beginning of each of the periods was $1.9 million and $3.9 million, respectively.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Computer equipment	$6,597	$6,178
Furniture and fixtures	1,832	1,724
Leasehold improvements	387	375
Total property and equipment	8,816	8,277
Less: Accumulated depreciation	(7,939)	(7,120)
Property and equipment, net	$877	$1,157

Depreciation expense recorded for property and equipment was $0.7 million, $0.8 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company's long-lived assets primarily consist of computer equipment and furniture. The table below summarizes long-lived assets based on its geographical area (in thousands):

	December 31,	December 31,
	2025	2024
United States	$270	$450
Other	607	707
Total	$877	$1,157

5. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The goodwill reporting units were realigned into a single reporting unit, consistent with the change to the Company's segment structure described in Note 2, "Segment Information". The changes in the carrying amount of goodwill during the years ended December 31, 2025 and 2024 were immaterial and related to foreign currency translation adjustments.

Internal-use Software Development Costs

During the years ended December 31, 2025, 2024 and 2023, the Company capitalized $36.8 million, $36.2 million and $33.7 million in software development costs, respectively.

Amortization expense included in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$22,520	$17,911	$13,341
Research and development	10,784	9,675	8,008
Total	$33,304	$27,586	$21,349

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$21,827	$(21,827)	$—	4.0
Customer relationship	31,982	(19,995)	11,987	8.0
Software and license	2,912	(2,912)	—	3.0
Trademark	4,038	(4,038)	—	4.0
Total	$60,759	$(48,772)	$11,987

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$21,798	$(18,675)	$3,123	4.0
Customer relationship	31,946	(16,689)	15,257	8.0
Software and license	2,797	(2,789)	8	3.0
Trademark	4,038	(3,350)	688	4.0
Total	$60,579	$(41,503)	$19,076

Amortization expense of intangible assets was $7.1 million, $8.1 million and $8.4 million for the years ended December 31, 2025, 2024 and 2023 respectively.

As of December 31, 2025, future expected amortization expense is as follows (in thousands):

Years Ending December 31,
2026	$3,269
2027	3,269
2028	3,269
2029	2,180
Total future amortization expense	$11,987

There were no impairments of goodwill, internal-use software development costs or intangible assets in the years ended December 31, 2025, 2024 and 2023.

6. Prepaid expenses and other assets

The composition of prepaid expenses and other assets is as follows (in thousands):

	December 31,	December 31,
	2025	2024
Prepaid expenses and other assets:
Prepaid expenses	$8,138	$6,584
Contract acquisition costs	7,402	6,657
Other assets	1,969	2,832
Total prepaid expenses and other assets	$17,509	$16,073

Contract acquisition costs consist of upfront customer contract discounts, unamortized warrants cost and sales commissions. Other assets consist of security deposits for leased properties, investment in term deposits and input tax receivables.

7. Leases

The Company enters into operating and finance leases, primarily related to rental of office space, equipment and data centers. Operating leases have remaining lease terms which range from less than one year to five years, and often include one or more renewal or termination options. These options are not included in the determination of the lease term at commencement unless it is reasonably certain that the Company will exercise the option.

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease costs:
Finance lease costs:
Amortization of right-of-use-assets	—	—	66
Total finance lease costs	—	—	66
Operating lease costs	$2,354	$2,389	$2,150
Short-term lease costs	489	631	707
Total lease costs	$2,843	$3,020	$2,923

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$2,494	$2,361	$2,152
Financing cash flows for finance leases	—	—	102
Right-of-use assets obtained in exchange of operating lease obligations	$510	$467	$2,132

The total remaining lease payments under non-cancelable operating leases as of December 31, 2025 were as follows (in thousands):

Year Ending December 31,
2026	2,571
2027	1,621
2028	1,179
2029	913
2030	861
Thereafter	141
Total minimum lease payments including interest	$7,286
Less imputed interest	(432)
Total lease liabilities	$6,854

As of December 31, 2025, and 2024, the weighted-average remaining lease term and discount rate for the Company’s operating leases were 5.0 years and 3.8%, and 4.6 years and 3.8%, respectively.

8. Accrued and Other Liabilities

The composition of accrued and other liabilities is as follows:

	December 31,	December 31,
	2025	2024
Accrued and other liabilities
Payroll and employee-related expenses	$21,359	$16,650
Other accrued expenses	5,749	8,095
Other liabilities	1,246	1,717
Total accrued and other liabilities	$28,354	$26,462

Other accrued expenses consist of professional services, legal accruals, obligations related to agency commissions and other miscellaneous accruals. Other liabilities primarily consist of amounts payable to customers related to refunds arising from various circumstances, including dispute settlements and other customer-related transactions.

9. Commitments and Contingencies

Other Commitments

The Company has entered into certain non-cancelable agreements for software and marketing services that specify all significant terms, including fixed or minimum services to be used, pricing provisions and the approximate timing of the transaction.

Future minimum payments under other non-cancellable agreements as of December 31, 2025 were as follows (in thousands):

Future minimum payments
Year Ending December 31,
2026	9,252
2027	4,671
2028	830
14,753

Retirement Plans

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company also has a Deferred Profit Sharing Plan covering all eligible Canadian employees. The Company made $1.7, $1.6 and $1.4 million of matching contributions to the two retirement plans for the years ended December 31, 2025, 2024 and 2023, respectively.

Legal Matters

From time to time, the Company is subject to or otherwise involved in various lawsuits, claims and legal proceedings that arise out of or are incidental to the conduct of our business, including those relating to employment matters, and contractual and other commercial disputes. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and records an accrued liability. Accrued liabilities related to legal matters are included within other accrued liabilities in Note 8. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that, as of December 31, 2025, no current claims and legal proceedings are expected to have a material adverse effect on its financial position, results of operations or cash flows.

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

10. Equity

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of 5,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors. The Company had no shares of preferred stock issued or outstanding at December 31, 2025 or 2024.

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

Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. Shares of Class B common stock automatically convert to Class A common stock upon the following: (i) sale or transfer of such share of Class B common stock (other than transfers to certain transferees identified in the Company’s charter); (ii) the death of the Class B common stockholder (or nine months after the date of death if the stockholder is one of the Company’s founders); and (iii) on the first trading day on or after the date on which the outstanding shares of Class B common stock represent less than 10% of the then outstanding Class A and Class B common stock. Following the conversion of all outstanding shares of Class B common stock into Class A common stock, no further shares of Class B common stock will be issued.

Warrants

On May 13, 2021, the Company entered into a warrant agreement with JPMC Strategic Investments I Corporation (JPMC), an affiliate of J.P. Morgan Securities LLC, an underwriter in our 2021 initial public offering (IPO), pursuant to which the Company agreed to issue a warrant to JPMC for up to 509,370 shares of Class A common stock upon completion of the IPO at an exercise price of $18.38 per share (the “May 2021 warrant agreement”). Upon completion of the IPO, 382,027 of the warrant shares vested and were exercisable. The vesting of the remaining 127,343 shares of Class A common stock underlying the warrant were subject to the achievement of certain commercial milestones through December 31, 2025 pursuant to a related commercial agreement with JPMorgan Chase Bank, National Association (JPM Chase), an affiliate of JPMC. As discussed below, this commercial agreement was amended in August 2022, and the achievement of certain commercial milestones was extended through December 31, 2026 and minimum revenue commitments were set for each of the calendar years through 2026. As of December 31, 2025 and 2024, all 509,370 warrant shares were vested and exercisable under the May 2021 warrant agreement.

On August 29, 2022, the Company entered into a second warrant agreement with JPMC, in connection with an amendment to the Company's existing commercial agreement with JPM Chase discussed above, pursuant to which the Company issued a warrant to JPMC for up to 684,510 shares of Class A common stock at an exercise price of $10.10 per share (the “August 2022 warrant agreement”). Upon signing the August 2022 warrant agreement, 171,128 of the warrant shares vested and were exercisable. The vesting of the remaining 513,382 shares of Class A common stock underlying the warrant were subject to the achievement of certain commercial milestones through December 31, 2026 pursuant to the commercial agreement, as amended. During 2024, the Company reassessed the probability relating to achievement of certain milestones related to the August 2022 warrant, and the resulting increase of $0.8 million was recorded as additional paid-in capital and as contract acquisition cost included in prepaid expenses and other assets in the consolidated balance sheets. As of December 31, 2025 and 2024, 684,510 and 175,904 warrant shares were vested and exercisable under the August 2022 warrant agreement, respectively.

Warrants granted, vested and exercisable by period, and unvested under outstanding JPMC warrant agreements are shown below:

	May 2021 Warrant Agreement	August 2022 Warrant Agreement	Total
Granted	509,370	684,510	1,193,880
Vesting dates:
Vested upon issuance	382,027	171,128	553,155
December 31, 2021	15,917	n/a	15,917
December 31, 2022	19,101	—	19,101
December 31, 2023	31,835	—	31,835
December 31, 2024	60,490	4,776	65,266
December 31, 2025	—	508,606	508,606
Total vested and exercisable	509,370	684,510	1,193,880

11. Stock-Based Compensation

In May 2021, the Company’s board of directors (the "Board") adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the Company's employees and any of its parent or subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year (subject to the Compensation Committee of the Board exercising discretion to increase or decrease such amount, the "Evergreen Addition") and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. On January 1, 2024 and 2025, pursuant to the Evergreen Addition, approximately 5.0 million and 5.0 million shares of Class A common stock were added to the 2021 Plan issuance reserve. At December 31, 2025, there were 25.5 million remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the year ended December 31, 2025 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2024	3,534,103	$8.47	4.26	$85,525
Options exercised	(82,476)	1.96
Options forfeited	(8,042)	0.67
Outstanding at December 31, 2025	3,443,585	$8.64	3.32	$79,016
Exercisable at December 31, 2025	3,442,460	$8.64	3.32	$78,991

The fair value of these historical awards was estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the years ended December 31, 2025, 2024 and 2023. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $2.6 million, $7.1 million and $1.6 million, respectively.

At December 31, 2025, total unrecognized compensation cost related to unvested stock options granted under the 2012 Equity Incentive Plan was immaterial and is expected to be recognized over a weighted-average period of less than one year.

Restricted Stock Units (RSUs)

A summary of the Company’s RSUs activity during the year ended December 31, 2025 was as follows:

		Weighted-
		Average
	RSUs	Grant Date
	Outstanding	Fair Value
Awarded and unvested at December 31, 2024	2,096,168	$16.01
Awards granted	1,712,341	30.51
Awards vested	(969,345)	18.27
Awards forfeited	(72,888)	19.77
Awarded and unvested at December 31, 2025	2,766,276	$24.09

The fair value of RSU grants is determined based upon the market closing price of the Company's Class A common stock on the date of grant. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $52.2 million, $20.2 million and $10.8 million, respectively. RSUs vest over the requisite service period, which generally ranges between four years and five years from the date of grant for employees and one to three years for directors, subject to continued employment for employees and provision of services for non-employees. The weighted-average fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $33.3 million, $15.3 million and $4.7 million, respectively.

At December 31, 2025, there was $61.3 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 3.4 years.

Stock-Based Compensation Expense

Stock-based compensation expense (including amortization of capitalized warrants cost for 2025 and 2024 - see Note 10) included in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

Cost of revenue	$287	$251	$156
Research and development	3,903	3,100	1,990
Sales and marketing	6,695	5,639	2,808
General and administrative	9,936	3,865	4,436
Total stock-based compensation	$20,821	$12,855	$9,390

12. Income Taxes

The components of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$80,857	$49,116	$21,225
Foreign	4,418	4,828	3,899
Total	$85,275	$53,944	$25,124

The income taxes paid were as follows (in thousands):

Year Ended December 31,
2025
Federal	$11,310
State & Local	3,014
Foreign	626
Income tax paid	$14,950

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$15,352	$7,843	$577
State & Local	3,149	2,140	750
Foreign	(213)	1,140	1,061
Total	18,288	11,123	2,388
Deferred:
Federal	279	(865)	328
State & Local	(303)	(467)	60
Foreign	74	(16)	26
Total	50	(1,348)	414
Total Tax:
Federal	15,631	6,978	905
State & Local	2,846	1,673	810
Foreign	(139)	1,124	1,087
Provision for income taxes	$18,338	$9,775	$2,802

The effective income tax rate differs from the federal statutory income tax rate applied to the income before provision for income taxes due to the following:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State taxes	4.4%	6.0%
Non-deductible executive compensation	2.8%	2.5%
Other permanent differences	0.2%	0.4%
Excess tax benefit on stock-based compensation	(6.1)%	—%
Difference in prior year tax filings from provision	(0.2)%	1.1%
Foreign tax rate differences	0.1%	0.3%
Valuation Allowance	(4.0)%	(21.3)%
R&D Credits	(0.9)%	(0.4)%
Other	0.8%	1.6%
	18.1%	11.2%

	Year Ended December 31,
	2025
Income before income taxes	$85,275
U.S. Federal statutory income tax rate	17,908	21.0%
Domestic Federal
Research & Development Credits	(2,666)	(3.1)%
Non-taxable and non-deductible items
Non-deductible executive compensation	2,120	2.5%
Excess tax benefits on share-based payments	(2,469)	(2.9)%
Other	181	0.2%
Cross-border tax laws	1,048	1.2%
Changes in valuation allowances	(255)	(0.3)%
Other	24	0.1%
Domestic state & local income taxes, net of federal effect (1)	2,846	3.3%
Foreign tax effects
Canada
SR&ED credits	(2,539)	(3.0)%
Other	605	0.7%
Other foreign jurisdiction	61	0.1%
Worldwide changes in unrecognized tax benefits	1,474	1.7%
Effective income tax rate	$18,338	21.5%

(1) In 2025 state and local income taxes in Illinois, New York, and Texas comprise the majority of the state and local income taxes, net of federal effect category.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2025 and 2024 were as follows (in thousands):

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Stock-based compensation and other payroll related accruals	$4,863	$4,298
Federal and state net operating losses	674	410
Foreign tax credit	29	284
Operating lease liabilities	2,601	3,054
Fixed assets	208	161
Intangible assets	3,941	2,975
Other	3,765	1,996
Total deferred tax assets	16,081	13,178
Valuation allowance	(29)	(284)
Net deferred tax assets	$16,052	$12,894
Deferred tax liabilities:
Goodwill	(9,362)	(7,365)
Capitalized research and development costs and capitalized internal-use software developments costs	(3,000)	(2,231)
Operating lease right-of-use assets	(2,434)	(2,850)
Foregone foreign tax credit	(49)	(81)
Other	(893)	—
Total deferred tax liabilities	(15,738)	(12,527)
Net deferred tax assets	$314	$367

The Company had a valuation allowance of an immaterial amount and $0.3 million as of December 31, 2025 and 2024, respectively. The Company retains a valuation allowance against certain foreign tax credits that are not more likely than not to be utilized.

As of December 31, 2025, the Company had an immaterial amount of federal and $7.5 million of state net operating loss carryforwards available to offset future taxable income. State net operating losses, if not utilized, will begin to expire in 2032.

As of December 31, 2025, the Company’s total amount for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than not threshold is $1.6 million. Of this balance, $0.8 million would impact the Company’s effective tax rate if recognized.

	Year Ended December 31,
	2025	2024
Gross unrecognized tax benefits - beginning of year	93	—
Increases related to current year tax positions	510	93
Increases related to prior year tax positions	964	—
Gross unrecognized tax benefits - end of year	1,567	93

Interest and penalties related to income tax matters are classified as a component of income tax expense and were immaterial for the years ended December 31, 2025, 2024 and 2023. Although it is possible that certain unrecognized tax benefits may increase or decrease within the next 12 months, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. As of December 31, 2025, the Company is subject to ongoing examinations in various jurisdictions, but is not aware of any potential tax liabilities associated with the ongoing audits.

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

The Company has not recorded foreign withholding taxes or deferred income tax liabilities related to undistributed earnings of foreign operations, since such earnings are considered permanently reinvested.

13. Net Income Per Share Attributable to Common Stock

Basic net income per share attributable to common stock is computed by dividing the net income for the period attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$66,937	$44,169	$22,322
Denominator:
Weighted-average shares of common stock — basic	125,246,892	124,372,031	123,511,608
Dilutive effect of stock options	2,549,332	2,323,355	1,262,918
Dilutive effect of RSUs	976,879	850,024	271,754
Dilutive effect of warrants	340,581	169,212	25,549
Weighted-average shares of common stock — diluted	129,113,684	127,714,622	125,071,829
Net income per share
Basic	$0.53	$0.36	$0.18
Diluted	$0.52	$0.35	$0.18

The following table summarizes weighted average securities that were excluded from the computation of diluted net income per share attributable to common stock as their inclusion would have been antidilutive for the respective year:

	Year Ended December 31,
	2025	2024	2023
RSUs	5,686	171,101	1,055,467
Warrants	—	—	417,132

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

The spouse of the Company’s Chief Executive Officer serves as a vice president for the Company. She received aggregate compensation, inclusive of her base salary and bonus, of $0.3 million for her employment with the Company for each of the years ended December 31, 2025, 2024 and 2023.

In addition, the son of a member of the Company’s board of directors serves as a vice president of the Company. He received aggregate compensation, inclusive of his base salary and bonus, of $0.5 million for his employment with the Company for the year ended December 31, 2025, $0.4 million for the year ended December 31, 2024 and $0.3 million for the year ended December 31, 2023. In addition, for each of the years ended December 31, 2025 and December 31, 2024, he received a grant of restricted stock units with a value of $0.4 million that vests over five years from the grant date, and for the year ended December 31, 2023, he received grants of restricted stock units with an aggregate value of $1.1 million that vest over four years from the grant date.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the quarter ended December 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We expect to file a definitive proxy statement relating to our 2026 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report on Form 10-K has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to the information set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders, or the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report:

(1) Consolidated Financial Statements:

Our consolidated financial statements are included in Part II, Item 8, "Financial Statements and Supplementary Data".

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or notes, thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below:

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	8-K	001-40429	3.1	May 28, 2021

3.1.1	Amendment to Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	10-Q	001-40429	3.1	August 7, 2023

3.2	Amended and Restated Bylaws of Paymentus Holdings, Inc.	8-K	001-40429	3.2	November 14, 2022

4.1	Form of Class A Common Stock Certificate	S-1/A	333- 255683	4.1	May 13, 2021

4.2	Registration Rights Agreement, dated as of May 24, 2021, by and among Paymentus Holdings, Inc. and the other signatories thereto	8-K	001-40429	4.1	May 28, 2021

4.3	Description of Securities	10-K	001-40429	4.3	March 3, 2023

10.1+	Form of Director and Officer Indemnification Agreement	S-1/A	333- 255683	10.1	May 13, 2021

10.2+	2012 Equity Incentive Plan and related form agreements	S-1/A	333- 255683	10.2	May 17, 2021

10.3+	Executive Incentive Compensation Plan	S-1/A	333- 255683	10.4	May 17, 2021

10.4+	Outside Director Compensation Policy	8-K	001-40429	10.2	February 14, 2023

10.5+	Confirmatory Employment Letter by and between the registrant and Dushyant Sharma	S-1/A	333- 255683	10.6	May 17, 2021

10.6+	Confirmatory Employment Letter by and between the registrant and Sanjay Kalra	8-K	001-40429	10.1	March 6, 2023

10.7+	Confirmatory Employment Letter by and between the registrant and Gerasimos (Jerry) Portocalis	10-K	001-40429	10.9	March 3, 2022

10.8+	Confirmatory Employment Letter by and between the registrant and Andrew Gerber	10-Q	001-40429	10.5	May 8, 2023

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.9+	Change in Control and Severance Agreement by and between the registrant and Dushyant Sharma	S-1/A	333- 255683	10.9	May 17, 2021

10.10+	Change in Control and Severance Agreement by and between the registrant and Sanjay Kalra	8-K	001-40429	10.2	March 6, 2023

10.11+	Change in Control and Severance Agreement by and between the registrant and Gerasimos (Jerry) Portocalis	10-K	001-40429	10.13	March 3, 2022

10.12+	Change in Control and Severance Agreement by and between the registrant and Andrew Gerber	10-Q	001-40429	10.6	May 8, 2023

10.13	Stockholders Agreement, dated as of May 24, 2021, by and among Paymentus Holdings, Inc. and the other signatories thereto	8-K	001-40429	10.1	May 28, 2021

10.14+	2021 Equity Incentive Plan	10-K	001-40429	10.16	March 3, 2022

10.15+	Form of Stock Option Award Agreement under the 2021 Equity Incentive Plan	10-K	001-40429	10.17	March 3, 2022

10.16+	Form of Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	10-K	001-40429	10.14	March 3, 2023

10.17+	Form of Restricted Stock Unit Award Agreement for Outside Directors under the 2021 Equity Incentive Plan	10-Q	001-40429	10.1	May 6, 2022

10.18	Warrant Agreement, dated as of May 13, 2021, by and between the Registrant and JPMC Strategic Investments I Corporation.	S-1/A	333-255683	10.14	May 28, 2021

10.19	Warrant Agreement, dated as of August 29, 2022, by and between Paymentus Holdings, Inc. and JPMC Strategic Investments I Corporation.	8-K	001-40429	10.1	August 30, 2022

10.20+	Form of Restricted Stock Unit Award Agreement for Independent Contractors under the 2021 Equity Incentive Plan	10-Q	001-40429	10.1	May 7, 2025

10.21+	Form of Restricted Stock Award Agreement under the 2021 Equity Incentive Plan	10-Q	001-40429	10.2	May 7, 2025

10.22+	Form of Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan for Dushyant Sharma	8-K	001-40429	10.1	July 2, 2025

19.1	Paymentus Holdings, Inc. Insider Trading Policy	10-Q	001-40429	19.1	August 5, 2025

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on the signature page hereto)					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Policy for the Recovery of Erroneously Awarded Compensation	10-K	001-40429	97.1	March 5, 2024

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

PAYMENTUS HOLDINGS, INC.

Date: February 23, 2026	By:	/s/ Dushyant Sharma
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

Name	Title	Date
/s/Dushyant Sharma	Chairman, President, and Chief Executive Officer	February 23, 2026
Dushyant Sharma	(Principal Executive Officer)

/s/Sanjay Kalra	Senior Vice President and Chief Financial Officer	February 23, 2026
Sanjay Kalra	(Principal Financial Officer and Accounting Officer)

/s/ Jody Davids	Director	February 23, 2026
Jody Davids

/s/ William Ingram	Director	February 23, 2026
William Ingram

/s/ Jason Klein	Director	February 23, 2026
Jason Klein

/s/ Adam Malinowski	Director	February 23, 2026
Adam Malinowski

/s/ Arun Oberoi	Director	February 23, 2026
Arun Oberoi

/s/ Robert Palumbo	Director	February 23, 2026
Robert Palumbo

/s/ Gary Trainor	Director	February 23, 2026
Gary Trainor