Form 10-Q
period 2026-03-31
Paymentus Holdings, Inc.
filed 2026-05-05
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 62,936,502 shares of Class A Common Stock, $0.0001 par value per share and 62,852,835 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This report on Form 10-Q for the quarterly period ended March 31, 2026 (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, such as those under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which statements involve substantial risks and uncertainties. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

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
•
our international expansion plans and ability to expand internationally; and
•
those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$338,780	$320,908
Restricted cash and cash equivalents	3,348	3,630
Accounts and other receivables, net of allowance for expected credit losses of $602 and $452, respectively	117,213	102,338
Income tax receivable	1,085	1,207
Prepaid expenses and other assets	12,077	13,248
Total current assets	472,503	441,331
Property and equipment, net	790	877
Capitalized internal-use software development costs, net	71,518	70,920
Intangible assets, net	11,170	11,987
Goodwill	131,790	131,815
Operating lease right-of-use assets	6,200	6,380
Deferred tax asset	765	314
Prepaid expenses and other assets, less current portion	3,868	4,261
Total assets	$698,604	$667,885
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$73,468	$63,972
Accrued and other liabilities	16,375	27,671
Current portion of operating lease liabilities	2,380	2,294
Contract liabilities	5,042	3,496
Income tax payable	9,814	1,416
Total current liabilities	107,079	98,849
Operating lease liabilities, less current portion	4,246	4,560
Contract liabilities, less current portion	3,196	3,404
Accrued and other liabilities, less current portion	590	683
Total liabilities	115,111	107,496
Stockholders’ equity
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of March 31, 2026 and December 31, 2025; 62,936,502 and 62,459,587 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6	6
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of March 31, 2026 and December 31, 2025; 62,852,835 and 63,121,661 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	400,365	397,954
Accumulated other comprehensive loss	(615)	(427)
Retained earnings	183,731	162,850
Total stockholders’ equity	583,493	560,389
Total liabilities and stockholders' equity	$698,604	$667,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$358,441	$275,235
Cost of revenue	272,209	209,211
Gross profit	86,232	66,024
Operating expenses
Research and development	16,333	15,101
Sales and marketing	30,210	26,051
General and administrative	13,137	9,183
Total operating expenses	59,680	50,335
Income from operations	26,552	15,689
Interest income, net	2,531	2,062
Other income	8	50
Income before income taxes	29,091	17,801
Provision for income taxes	8,210	3,988
Net income	$20,881	$13,813
Net income per share
Basic	$0.17	$0.11
Diluted	$0.16	$0.11
Weighted-average number of shares used to compute net income per share
Basic	125,665,214	124,941,781
Diluted	129,314,000	128,801,974
Comprehensive income
Net income	20,881	13,813
Foreign currency translation adjustments, net of tax	(188)	(54)
Comprehensive income	$20,693	$13,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances at December 31, 2025	125,581,248	$12	$397,954	$162,850	$(427)	$560,389
Stock-based compensation	—	—	5,694	—	—	5,694
Issuance of Class A common stock upon exercise of stock options	375	—	3	—	—	3
Issuance of Class A common stock upon vesting of restricted stock units	346,994	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(139,280)	—	(3,286)	—	—	(3,286)
Foreign currency translation adjustments	—	—	—	—	(188)	(188)
Net income	—	—	—	20,881	—	20,881
Balances at March 31, 2026	125,789,337	$12	$400,365	$183,731	$(615)	$583,493

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances at December 31, 2024	124,836,283	$12	$389,904	$95,913	$(233)	$485,596
Stock-based compensation	—	—	2,932	—	—	2,932
Issuance of Class A common stock upon exercise of stock options	33,736	—	51	—	—	51
Issuance of Class A common stock upon vesting of restricted stock units	328,201	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(73,798)		(1,943)			(1,943)
Foreign currency translation adjustments	—	—	—	—	(54)	(54)
Net income	—	—	—	13,813	—	13,813
Balances at March 31, 2025	125,124,422	$12	$390,944	$109,726	$(287)	$500,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$20,881	$13,813
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,892	10,740
Deferred income taxes	(452)	(1,013)
Stock-based compensation	5,694	3,042
Amortization of capitalized warrants cost	285	559
Non-cash lease expense	604	573
Amortization of capitalized contract acquisition cost	731	418
Provision for expected credit losses	160	(122)
Change in operating assets and liabilities
Accounts and other receivables	(15,148)	19,948
Prepaid expenses and other assets	371	(377)
Accounts payable	9,504	5,691
Accrued and other liabilities	(11,262)	(7,120)
Operating lease liabilities	(647)	(604)
Contract liabilities	1,338	401
Income taxes receivable, net of payable	8,501	4,492
Net cash provided by operating activities	30,452	50,441
Cash flows from investing activities
Purchases of property and equipment	(80)	(60)
Purchases of interest-bearing deposits	(767)	—
Proceeds from matured interest-bearing deposits	865	1,051
Capitalized internal-use software development costs	(9,461)	(9,278)
Net cash used in investing activities	(9,443)	(8,287)
Cash flows from financing activities
Proceeds from exercise of stock-based awards	3	51
Payments of taxes withheld on net settled vesting of restricted stock units	(3,286)	(1,943)
Net cash used in financing activities	(3,283)	(1,892)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(136)	(25)
Net increase in cash, cash equivalents and Restricted cash	17,590	40,237
Cash and cash equivalents and Restricted cash at the beginning of period	324,538	209,411
Cash and cash equivalents and Restricted cash at the end of period	$342,128	$249,648
Reconciliation of Cash and cash equivalents and Restricted Cash:
Cash and cash equivalents at the beginning of period	320,908	205,900
Restricted cash at the beginning of period	3,630	3,511
Cash and cash equivalents and Restricted cash at the beginning of period	$324,538	$209,411
Cash and cash equivalents at the end of period	338,780	245,849
Restricted cash at the end of period	3,348	3,799
Cash and cash equivalents and Restricted cash at the end of period	$342,128	$249,648
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$141	$508
Non-cash investing activities:
Right-of-use assets obtained in exchange of operating lease obligations	$475	$—

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026 (the “2025 Form 10-K”).

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations and comprehensive income, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include revenue recognition, cost of revenue recognition, the allowance for credit losses, the useful lives of tangible and intangible assets, and the recoverability or impairment of intangible assets, including goodwill, internal-use software development costs, valuation of stock warrants issued, stock-based compensation, and accounting for income taxes. The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates.

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received, and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $198.9 million and $215.7 million as of March 31, 2026 and December 31, 2025, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, accounts receivable and short-term deposits. The Company maintains its cash and cash equivalents and short-term deposits with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the condensed consolidated balance sheets. No customer accounted for more than 10% of revenue for either of the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, one reseller accounted for more than 10% of accounts receivable.

Segment Information

The Company operates as a single operating and reportable segment. The Company’s chief operating decision maker ("CODM") is its chief executive officer, and the CODM evaluates financial performance and makes resource allocation decisions based on consolidated financial information. The measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net income, as reported on the condensed consolidated statements of operations and comprehensive income. The CODM uses consolidated net income to assess overall Company performance, monitor progress toward financial targets, and make strategic decisions regarding the allocation of resources across functions and initiatives.

The accounting policies applied to the segments are the same as those described in the summary of significant accounting policies. All expense categories on the condensed consolidated statements of operations and comprehensive income are significant, and there are no other significant expenses that are reviewed or provided to the CODM that would require disclosure.

Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.

Information related to the Company’s products and services is disclosed in Note 1. Information about geographical distribution of the Company’s revenue and long-lived assets is disclosed in Notes 3 and 4, respectively.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 included in the 2025 Form 10-K. There have been no significant changes to these policies during the three months ended March 31, 2026.

Recently Adopted Accounting Standards

Accounting Standards Updates ("ASU") not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract
Assets. ASU 2025-05 provides guidance on the measurement of credit losses for certain accounts receivable and contract assets arising from revenue transactions. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software
(Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amended guidance modernizes the accounting for costs related to internal-use software to more closely align with current software development methods. The guidance removes references to project stages and clarifies when the Company is required to start capitalizing eligible costs. The new guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is currently evaluating the impact this amended guidance may have on its condensed consolidated financial statements and related disclosures.

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

3. Revenue, Performance Obligations and Contract Balances

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Three Months Ended March 31,
	2026	2025
Payment transaction processing revenue	$355,664	$273,280
Other	2,777	1,955
Total revenue	$358,441	$275,235

Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$353,008	$270,679
Other	5,433	4,556
Total	$358,441	$275,235

Remaining Performance Obligations

As of March 31, 2026, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $8.2 million, of which the Company expects to recognize over 73% within the next two years, 18% between two to four years and the remainder thereafter. The timing of revenue recognition within the next four years is largely dependent upon the go-live dates of the Company's customers under the Company’s contracts.

As of March 31, 2026, the Company has contractual rights under its commercial agreements with customers and resellers to receive $51.1 million of fixed consideration related to the future minimum guarantees through 2030. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Liabilities

Revenue recognized during the three months ended March 31, 2026 and 2025 that was included in the contract liabilities balance at the beginning of each of the periods was $0.5 million and $0.6 million, respectively.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Computer equipment	$6,598	$6,597
Furniture and fixtures	1,814	1,832
Leasehold improvements	384	387
Total property and equipment	8,796	8,816
Less: Accumulated depreciation	(8,006)	(7,939)
Property and equipment, net	$790	$877

Depreciation expense recorded for property and equipment was $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

The Company's long-lived assets primarily consist of computer equipment and furniture. The table below summarizes long-lived assets based on their geographical area (in thousands):

	March 31,	December 31,
	2026	2025
United States	$230	$270
Other	560	607
Total	$790	$877

5. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2026 and 2025 relate to foreign currency translation adjustments.

Internal-use Software Development Costs

During the three months ended March 31, 2026 and 2025, the Company capitalized $9.5 million and $9.4 million of costs related to internal-use software development, respectively.

Amortization expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$6,056	$5,638
Research and development	2,860	2,788
Total	$8,916	$8,426

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$21,818	$(21,818)	$—	4.0
Customer relationship	31,971	(20,801)	11,170	8.0
Software	414	(414)	—	3.0
Trademark	4,038	(4,038)	—	4.0
Total	$58,241	$(47,071)	$11,170

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$21,827	$(21,827)	$—	4.0
Customer relationship	31,982	(19,995)	11,987	8.0
Software and license	2,912	(2,912)	—	3.0
Trademark	4,038	(4,038)	—	4.0
Total	$60,759	$(48,772)	$11,987

Amortization expense of intangible assets was $0.8 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, future expected amortization expense is as follows (in thousands):

Years Ending December 31,
2026	$2,452
2027	3,269
2028	3,269
2029	2,180
Total future amortization expense	$11,170

There were no impairments of goodwill, internal-use software development costs or intangible assets in the three months ended March 31, 2026 or 2025.

6. Prepaid expenses and other assets

The composition of prepaid expenses and other assets is as follows (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid expenses	$8,111	$8,138
Contract acquisition costs	6,407	7,402
Other assets	1,427	1,969
Total prepaid expenses and other assets	$15,945	$17,509

Contract acquisition costs consist of upfront customer contract discounts, unamortized warrants cost and sales commissions. Other assets consist of security deposits for leased properties and investment in term deposits.

7. Accrued and Other Liabilities

The composition of accrued and other liabilities is as follows (in thousands):

	March 31,	December 31,
	2026	2025
Payroll and employee-related expenses	$11,385	$21,359
Other accrued expenses	4,191	5,749
Other liabilities	1,389	1,246
Total accrued and other liabilities	$16,965	$28,354

Other accrued expenses consist of professional services, legal accruals, obligations related to agency commissions and other miscellaneous accruals. Other liabilities primarily consist of amounts payable to customers related to refunds arising from various circumstances, including dispute settlements.

8. Commitments and Contingencies

Other Commitments

The Company has entered into certain non-cancellable agreements for software and marketing services that specify all significant terms, including fixed or minimum services to be used, pricing provisions and the approximate timing of the transaction. There have been no material changes to the Company's contractual obligations or commitments outside of the ordinary course of business as compared to those described in the 2025 Form 10-K. This disclosure excludes obligations under contracts that are cancellable or have remaining terms of 12 months or less.

Legal Matters

From time to time, the Company is subject to or otherwise involved in various lawsuits, claims and legal proceedings that arise out of or are incidental to the conduct of our business, including those relating to employment matters, and contractual and other commercial disputes. The Company records a liability in its condensed consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and records an accrued liability. Accrued liabilities related to legal matters are included within other accrued liabilities in Note 7. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the Company's condensed consolidated financial statements. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that, as of March 31, 2026, no current claims and legal proceedings are expected to have a material adverse effect on its financial position, results of operations or cash flows.

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

9. Equity

Warrants

On May 13, 2021, the Company entered into a warrant agreement with JPMC Strategic Investments I Corporation (“JPMC”), an affiliate of J.P. Morgan Securities LLC, an underwriter in our 2021 initial public offering ("IPO"), pursuant to which the Company agreed to issue a warrant to JPMC for up to 509,370 shares of Class A common stock upon completion of the IPO at an exercise price of $18.38 per share (the “May 2021 warrant agreement”). Upon completion of the IPO, 382,027 of the warrant shares vested and were exercisable. The vesting of the remaining 127,343 shares of Class A common stock underlying the warrant was subject to the achievement of certain commercial milestones through December 31, 2025 pursuant to a related commercial agreement with JPMorgan Chase Bank, National Association (“JPM Chase”), an affiliate of JPMC. As discussed below, this commercial agreement was amended in August 2022, and the achievement of certain commercial milestones was extended through December 31, 2026 and minimum revenue commitments were set for each of the calendar years through 2026. As of March 31, 2026, all 509,370 warrant shares were vested and exercisable under the May 2021 warrant agreement.

On August 29, 2022, the Company entered into a second warrant agreement with JPMC, in connection with an amendment to the Company's existing commercial agreement with JPM Chase discussed above, pursuant to which the Company issued a warrant to JPMC for up to 684,510 shares of Class A common stock at an exercise price of $10.10 per share (the “August 2022 warrant agreement”). Upon signing the August 2022 warrant agreement, 171,128 of the warrant shares vested and were exercisable. The vesting of the remaining 513,382 shares of Class A common stock underlying the warrant was subject to the achievement of certain commercial milestones through December 31, 2026 pursuant to the commercial agreement, as amended. As of March 31, 2026, all 684,510 warrant shares were vested and exercisable under the August 2022 warrant agreement.

The Company accounts for the consideration payable in the form of warrants to its vendor as share based compensation expense. The warrant fair value was determined using the Black-Scholes pricing model in accordance with ASC 718, Compensation-Stock Compensation.

10. Stock-Based Compensation

In May 2021, the Company’s board of directors (the "Board") adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code ("IRC"), to the Company's employees and any of its parent or subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year (subject to the Compensation Committee of the Board exercising discretion to increase or decrease such amount, the "Evergreen Addition") and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. On January 1, 2026, pursuant to the Evergreen Addition, approximately 5.0 million shares of Class A common stock were added to the 2021 Plan issuance reserve. At March 31, 2026, there were approximately 29.8 million remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the three months ended March 31, 2026 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2025	3,443,585	$8.64	3.32	$79,016
Options exercised	(375)	8.66
Outstanding at March 31, 2026	3,443,210	$8.64	3.07	$57,694
Exercisable at March 31, 2026	3,443,210	$8.64	3.07	$57,694

There were no options granted or expired during the three months ended March 31, 2026 and 2025, and no options were forfeited during the three months ended March 31, 2026. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was less than $0.1 million and $0.9 million, respectively.

At March 31, 2026, all outstanding stock options granted under the 2012 Equity Incentive Plan were fully vested. Accordingly, there was no unrecognized compensation cost related to unvested stock options.

Restricted Stock Units ("RSUs")

A summary of the Company’s RSU activity during the three months ended March 31, 2026 was as follows:

		Weighted-
		Average
	RSUs	Grant Date
	Outstanding	Fair Value
Awarded and unvested at December 31, 2025	2,766,276	$24.09
Awards granted	855,348	25.82
Awards vested	(346,994)	22.82
Awards forfeited	(3,998)	19.06
Awarded and unvested at March 31, 2026	3,270,632	$24.69

The fair value of RSU grants is determined based upon the market closing price of the Company’s Class A common stock on the date of grant. The aggregate grant-date fair value of RSUs granted during the three months ended March 31, 2026 and 2025 was $22.1 and $17.1 million, respectively. RSUs vest over the requisite service period, which generally ranges between four to five years from the date of grant for employees and one year (historically ranging from one to three years for awards vested prior to 2026) for directors, subject to continued employment for employees and provision of services for non-employees. The aggregate fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was $8.2 and $9.3 million, respectively.

At March 31, 2026, there was $77.6 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 3.7 years.

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$69	$66
Research and development	968	881
Sales and marketing	1,573	1,494
General and administrative	3,364	1,104
Total stock-based compensation	$5,974	$3,545

11. Income Taxes

The Company computes its tax provision for the three months ended March 31, 2026 by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.

The Company’s effective tax rate is as follows:

	Three Months Ended March 31,
	2026	2025
Effective tax rate	28.2%	22.4%

The change in provision for income taxes as well as the increase in the Company's effective tax rate, were primarily the result of permanent differences for disallowed compensation pursuant to IRC Section 162(m), state taxes, and Canadian and US R&D credit claims. For the comparable period in 2025, it was primarily the result of permanent differences for disallowed stock-based compensation pursuant to IRC Section 162(m), state taxes and discrete benefits for excess tax benefits on stock-based compensation.

The Company forecasts an estimated effective tax rate in 2026, exclusive of discrete benefits, of 28.5%, which primarily differs from the U.S. federal statutory rate due to state taxes, permanent differences on nondeductible compensation, and Canadian and US R&D credit claims.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$20,881	$13,813
Denominator:
Weighted-average shares of common stock — basic	125,665,214	124,941,781
Dilutive effect of stock options	2,311,201	2,509,281
Dilutive effect of RSUs	762,730	1,043,077
Dilutive effect of warrants	574,855	307,835
Weighted-average shares of common stock — diluted	129,314,000	128,801,974
Net income per share
Basic	$0.17	$0.11
Diluted	$0.16	$0.11

The following table summarizes the weighted-average number of securities that were excluded from the computation of diluted net income per share attributable to common stock as their inclusion would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
RSUs	935,826	2,599

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As a leading provider of cloud-based bill payment technology and solutions, we deliver our next-generation product suite through a modern technology stack to a broad and diverse base of business and financial institution clients. Our platform was used by approximately 53 million consumers and businesses globally in December 2025 to pay their bills, move money and engage with our clients. We serve billers of all sizes that primarily provide non-discretionary services across a variety of industry verticals, including utilities, financial services, insurance, government, telecommunications, real estate management, education, consumer finance, healthcare, business to business (B2B) and small business. We also serve financial institutions by providing them with a modern platform that their customers use for bill payment, account-to-account transfers and person-to-person transfers. By powering this comprehensive network of billers and financial institutions, each with their own set of bill payment requirements, we believe we have created an enviable feedback loop that enables us to continuously drive innovation, grow our business and uniquely improve the electronic bill payment experience for participants in the bill payment ecosystem.

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

Transactions Processed

	Three Months Ended March 31,
	2026	2025	% Growth
	(in millions)
Transactions processed	203.4	173.2	17.4%

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house (ACH) items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The increase in number of transactions processed during the three months ended March 31, 2026 as compared to the same period in 2025 was primarily driven by the addition of new billers and increased transactions from both new and existing billers.

Other Key Factors and Trends Affecting Our Operating Results

The discussion below includes a number of forward-looking statements regarding our future performance. For a discussion of important factors, including the continuing development of our business and other factors which could cause actual results to differ materially from matters referred to below, see the discussions under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” herein and in the 2025 Form 10-K.

Impact of Economic and Inflationary Trends

We continued to operate in an environment of elevated macroeconomic uncertainty during the first quarter of 2026. Although inflation has moderated from prior periods, consumer spending patterns and our cost structure remain affected by persistent pricing pressures, impending tariffs, and trade policy developments. Furthermore, heightened geopolitical instability stemming from the ongoing Iran war has exacerbated volatility in energy markets. Broader uncertainty relating to interest rates and these geopolitical tensions also continues to affect the operating environment.

Inflationary conditions and volatility in energy markets could indirectly affect our business by increasing customer bills, particularly in the utility sector, while also contributing to higher operating costs throughout the economy. Rapid increases in energy prices may place added pressure on household budgets, increase delinquencies, or alter payment timing patterns, which could adversely affect transaction mix and collections activity.

These conditions could affect consumer payment behavior in countervailing ways. Consumers experiencing financial strain may defer payments, shift to lower-cost payment methods, or make partial and more frequent payments. While deferrals and lower-cost methods could reduce our average revenue per transaction and overall payment volume, an increase in partial payment activity might increase overall transaction counts.

However, this dynamic may create a compounding effect on our unit economics. Any such increase in transaction volumes could trigger a proportional rise in our interchange, network, and processing fees. Because these elevated costs of revenue might offset the potential gains from higher transaction counts, this cycle could frequently yield flat net revenue growth. We may be unable to fully offset these interrelated pressures through pricing actions, as any such adjustments typically lag behind the impact of rising costs. As a result, an inability to fully offset these pressures in real-time might continue to adversely affect our margins, operating results, and financial condition.

Additionally, beyond these external economic pressures, our ability to scale efficiently depends on our capacity to quickly hire, train, and retain a high-performing workforce. We offer competitive wages and invest in employee well-being to meet our customers’ increasing needs and support our long-term growth. While employee-related costs naturally fluctuate, they have trended upward alongside our business expansion, and we expect this trajectory to continue as we scale.

Non-GAAP Measures

We use supplemental measures of our performance that are derived from our consolidated financial information but which are not presented in our condensed consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP. These supplemental non-GAAP measures include contribution profit, adjusted gross profit, adjusted EBITDA and free cash flow.

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

Contribution Profit

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Gross profit	$86,232	$66,024
Plus: other cost of revenue	23,467	21,618
Contribution profit	$109,699	$87,642

In general, contribution profit is driven by the number of transactions we process offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors substantially outside of our control, including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the three months ended March 31, 2026 increased approximately 25.2%, as compared to the same period in 2025. The increase was driven by growth in transaction count and volume driven from both new and existing billers and financial institutions.

Adjusted Gross Profit

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Gross profit	$86,232	$66,024
Stock-based compensation	69	66
Amortization of capitalized software development costs	6,056	5,638
Amortization of acquisition-related intangibles	—	828
Adjusted gross profit	$92,357	$72,556

Adjusted gross profit for the three months ended March 31, 2026 increased 27.3%, as compared to the same period in 2025. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization and stock-based compensation recorded in cost of revenue. Adjusted gross profit improved in line with contribution profit. Adjusted gross profit as a percentage of contribution profit increased due to realization of economies of scale.

Adjusted EBITDA

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income — GAAP	$20,881	$13,813
Interest income, net	(2,531)	(2,062)
Provision for income taxes	8,210	3,988
Amortization of capitalized software development costs	8,916	8,426
Amortization of acquisition-related intangibles	817	2,137
Depreciation	159	177
EBITDA	$36,452	$26,479

Adjustments
Foreign exchange gain	(8)	(50)
Stock-based compensation	5,974	3,545
Adjusted EBITDA	$42,418	$29,974

Adjusted EBITDA is a measure of profitability and generally is expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. Adjusted EBITDA increased 41.5% in the three months ended March 31, 2026, as compared to the same period in 2025. The increase was primarily attributable to higher revenues driven by growth in transaction volumes from both new and existing billers and financial institutions. The rate of growth in Adjusted EBITDA exceeded the rate of growth in both contribution profit and adjusted gross profit, reflecting the operating leverage inherent in our business, as certain operating expenses are largely fixed and did not increase in proportion to the growth in revenue.

Free Cash Flow

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$30,452	$50,441
Purchases of property and equipment	(80)	(60)
Capitalized internal-use software development costs	(9,461)	(9,278)
Free cash flow	$20,911	$41,103

The decrease in free cash flow for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily driven by lower cash generated from operations, driven mainly by investment in working capital.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands)
Revenue	$358,441	$275,235	$83,206	30.2%
Cost of revenue	272,209	209,211	62,998	30.1%
Gross profit	86,232	66,024	20,208	30.6%
Gross margin (1)	24.1%	24.0%
Operating expenses
Research and development	16,333	15,101	1,232	8.2%
Sales and marketing	30,210	26,051	4,159	16.0%
General and administrative	13,137	9,183	3,954	43.1%
Total operating expenses	59,680	50,335	9,345	18.6%
Income from operations	26,552	15,689	10,863	69.2%
Interest income, net	2,531	2,062	469	22.7%
Other income	8	50	(42)	(84.0)%
Income before income taxes	29,091	17,801	11,290	63.4%
Provision for income taxes	8,210	3,988	4,222	105.9%
Net income	$20,881	$13,813	$7,068	51.2%

(1) Gross margin is calculated as gross profit divided by revenue.

The following table presents the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Revenue	100.0%	100.0%
Cost of revenue	75.9%	76.0%
Gross profit	24.1%	24.0%
Operating expenses
Research and development	4.6%	5.5%
Sales and marketing	8.4%	9.5%
General and administrative	3.7%	3.3%
Total operating expenses	16.7%	18.3%
Income from operations	7.4%	5.7%
Interest income, net	0.7%	0.7%
Other income	0.0%	0.0%
Income before income taxes	8.1%	6.4%
Provision for income taxes	2.3%	1.4%
Net income	5.8%	5.0%

Comparison of the Three Months Ended March 31, 2026 and 2025

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

While gross profit increased in tandem with revenue growth, gross margin remained flat, as a shift in customer mix towards high-volume enterprise billers with lower margins was offset by improved economies of scale.

Research and Development Expenses

Research and development expenses increased primarily due to higher employee-related costs, including benefits, driven by headcount growth and annual compensation adjustments. The remaining variance was driven by a rise in cloud computing services expenses, reflecting greater utilization of our cloud-based infrastructure and expanded data processing demands, as well as higher amortization of capitalized internal-use software development costs.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily driven by higher reseller commissions and employee-related costs.

General and Administrative Expenses

The increase in general and administrative expenses was primarily driven by higher stock-based compensation, elevated employee compensation and related costs, and greater professional and legal fees and insurance premiums related to certain business policies.

Interest income, net

The change in interest income, net, was mainly due to higher cash balances held with banks, offset by lower interest rates.

Income Taxes

The change in provision for income taxes as well as the increase in the Company's effective tax rate, which was 28.2% for the three months ended March 31, 2026, as compared to 22.4% for the same period in the prior year, were primarily due to higher pre-tax income, increased forecasted executive stock-based compensation in 2026 and more significant excess tax benefits on stock-based compensation in 2025.

Liquidity and Capital Resources

Sources and Uses of Funds

As of March 31, 2026, we had $338.8 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital, capital expenditure requirements, and other commitments described in Note 8, for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees. Our principal uses of cash are funding operations, which primarily consist of employee-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners. Although this is subject to change based on market opportunities or changing priorities, we currently do not have any material planned capital expenditures or acquisitions in the next 12 months.

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

Historical Cash Flows

The following table summarizes our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in)
Operating activities	$30,452	$50,441
Investing activities	(9,443)	(8,287)
Financing activities	(3,283)	(1,892)
Effects of foreign exchange on cash	(136)	(25)
Net increase in cash, cash equivalents and restricted cash	$17,590	$40,237

Net Cash Provided by Operating Activities

Our primary source of operating cash is revenue from payment transaction fees. Our primary uses of operating cash are personnel-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners. Net cash provided by operating activities for the three months ended March 31, 2026 was $30.5 million. Net income was $20.9 million, adjusted for non-cash charges of $16.9 million, consisting primarily of depreciation and amortization, stock-based compensation, amortization of capitalized contract acquisition costs and warrant cost, non-cash lease expense and provision for expected credit losses, which contributed positively to cash provided from operating activities. This was offset by net cash outflows of $7.3 million due to changes in our operating assets and liabilities.

Net cash provided by operating activities for the three months ended March 31, 2025 was $50.4 million. Net income was $13.8 million, adjusted for non-cash charges of $14.2 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of capitalized contract acquisition costs and warrant cost, non-cash lease expense and provision for expected credit losses, which contributed positively to cash provided from operating activities. This was additionally supported by net cash inflows of $22.4 million provided by changes in our operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 consisted of $9.5 million of capitalized internal-use software development costs and $0.1 million of purchases of property and equipment, which was offset by $0.1 million cash inflow from net change in interest-bearing deposits.

Net cash used in investing activities for the three months ended March 31, 2025 consisted of $9.3 million of capitalized internal-use software development costs and $0.1 million of purchases of property and equipment, which was offset by $1.1 million cash inflow from net change in interest-bearing deposits.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 consisted primarily of $3.3 million of payments of taxes withheld on net settled vesting of restricted stock units.

Net cash used in financing activities for the three months ended March 31, 2025 consisted primarily of $1.9 million of payments of taxes withheld on net settled vesting of restricted stock units, which was offset by $0.1 million of proceeds from the exercise of stock-based awards by employees.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2025 Form 10-K. There have been no material changes in our critical accounting policies and estimates since December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our exposures to market risk since December 31, 2025. For details on the Company’s interest rate and foreign currency exchange, see Part I, Item 7A. “Quantitative and Qualitative Information About Market Risk” in our 2025 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Item 1A. of our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Except as set forth below, during the quarter ended March 31, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K.

On March 11, 2026, Sanjay Kalra, the Company’s Chief Financial Officer, adopted a trading arrangement for the sale of the Company’s Class A common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Kalra’s Rule 10b5-1 Trading Plan, which expires June 1, 2028, provides for the sale of up to 27,909 shares of common stock pursuant to the terms of the plan.

On March 12, 2026, TF Investment Holdings LLC ("TF Investment") adopted a Rule 10b5-1 Trading Plan which expires May 31, 2027 and provides for the sale of up to 160,000 shares of common stock pursuant to the terms of the plan. Gary Trainor, one of the Company's directors, is the sole manager of TF Investment and has sole voting and dispositive power over the shares held by TF Investment.

Item 6. Exhibits.

(a) Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1.1	Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	8-K	001-40429	3.1	May 28, 2021
3.1.2	Amendment to Amended and Restated Certificate of Incorporation of Paymentus Holdings, Inc.	10-Q	001-40429	3.1	August 7, 2023
3.2	Amended and Restated Bylaws of Paymentus Holdings, Inc.	8-K	001-40429	3.2	November 14, 2022
10.1+	Form of Restricted Stock Unit Agreement for Employees under the 2021 Equity Incentive Plan	8-K	001-40429	10.1	March 13, 2026
10.2+	Form of Restricted Stock Unit Agreement for Independent Contractors under the 2021 Equity Incentive Plan					X
10.3+	Form of Restricted Stock Award Agreement under the 2021 Equity Incentive Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

PAYMENTUS HOLDINGS, INC.

Date: May 4, 2026	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2026	By:	/s/ Sanjay Kalra
Sanjay Kalra
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)