Form 10-Q
period 2026-06-30
Paymentus Holdings, Inc.
filed 2026-08-04
CIK 1841156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40429

Paymentus Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-3188251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15601 Dallas Parkway, Suite 600 Addison, TX	75001
(Address of principal executive offices)	(Zip Code)

(888) 440-4826

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PAY	New York Stock Exchange

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

As of July 30, 2026, the registrant had 63,114,220 shares of Class A Common Stock, $0.0001 par value per share and 62,825,427 shares of Class B Common Stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This report on Form 10-Q for the quarterly period ended June 30, 2026 (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, such as those under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which statements involve substantial risks and uncertainties. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

•
our ability to effectively manage our growth and expand our operations;
•
our ability to further attract, retain and expand our base of billers, financial institutions, partners and consumers;
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
•
general economic conditions, including inflation, and energy market volatility, and their impact on us, consumer demand, average bill amounts and interchange fees;
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
•
our international expansion plans and ability to expand internationally; and
•
those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$377,694	$320,908
Restricted cash and cash equivalents	2,009	3,630
Accounts and other receivables, net of allowance for expected credit losses of $479 and $452, respectively	105,584	102,338
Income tax receivable	1,132	1,207
Prepaid expenses and other assets	8,046	13,248
Total current assets	494,465	441,331
Property and equipment, net	2,319	877
Capitalized internal-use software development costs, net	72,826	70,920
Intangible assets, net	10,353	11,987
Goodwill	131,783	131,815
Operating lease right-of-use assets	8,282	6,380
Deferred tax asset	1,377	314
Prepaid expenses and other assets, less current portion	3,969	4,261
Total assets	$725,374	$667,885
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$70,595	$63,972
Accrued and other liabilities	23,269	27,671
Current portion of operating lease liabilities	2,826	2,294
Contract liabilities	4,139	3,496
Income tax payable	366	1,416
Total current liabilities	101,195	98,849
Operating lease liabilities, less current portion	6,006	4,560
Contract liabilities, less current portion	3,100	3,404
Accrued and other liabilities, less current portion	1,652	683
Total liabilities	111,953	107,496
Stockholders’ equity
Class A common stock, $0.0001 par value per share, 883,950,000 shares authorized as of June 30, 2026 and December 31, 2025; 63,111,757 and 62,459,587 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	6
Class B common stock, $0.0001 par value per share, 111,050,000 shares authorized as of June 30, 2026 and December 31, 2025; 62,825,427 and 63,121,661 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	404,726	397,954
Accumulated other comprehensive loss	(607)	(427)
Retained earnings	209,290	162,850
Total stockholders’ equity	613,421	560,389
Total liabilities and stockholders' equity	$725,374	$667,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$360,736	$280,077	$719,177	$555,312
Cost of revenue	266,425	208,600	538,634	417,811
Gross profit	94,311	71,477	180,543	137,501
Operating expenses
Research and development	15,317	15,231	31,650	30,332
Sales and marketing	33,047	29,610	63,257	55,661
General and administrative	13,326	10,714	26,463	19,897
Total operating expenses	61,690	55,555	121,370	105,890
Income from operations	32,621	15,922	59,173	31,611
Interest income, net	3,042	2,336	5,573	4,398
Other (expense) income	(5)	111	3	161
Income before income taxes	35,658	18,369	64,749	36,170
Provision for income taxes	10,099	3,662	18,309	7,650
Net income	$25,559	$14,707	$46,440	$28,520
Net income per share
Basic	$0.20	$0.12	$0.37	$0.23
Diluted	$0.20	$0.11	$0.36	$0.22
Weighted-average number of shares used to compute net income per share
Basic	125,861,225	125,077,964	125,763,761	125,066,334
Diluted	129,005,011	129,030,539	129,049,030	128,967,807
Comprehensive income
Net income	25,559	14,707	46,440	28,520
Foreign currency translation adjustments, net of tax	8	63	(180)	9
Comprehensive income	$25,567	$14,770	$46,260	$28,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances at December 31, 2025	125,581,248	$12	$397,954	$162,850	$(427)	$560,389
Stock-based compensation	—	—	5,694	—	—	5,694
Issuance of Class A common stock upon exercise of stock options	375	—	3	—	—	3
Issuance of Class A common stock upon vesting of restricted stock units	346,994	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(139,280)	—	(3,286)	—	—	(3,286)
Foreign currency translation adjustments	—	—	—	—	(188)	(188)
Net income	—	—	—	20,881	—	20,881
Balances at March 31, 2026	125,789,337	$12	$400,365	$183,731	$(615)	$583,493
Stock-based compensation	—	—	6,466	—	—	6,466
Issuance of Class A common stock upon exercise of stock options	1,333	—	12	—	—	12
Issuance of Class A common stock upon vesting of restricted stock units	233,692	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(87,178)	—	(2,117)	—	—	(2,117)
Foreign currency translation adjustments	—	—	—	—	8	8
Net income	—	—	—	25,559	—	25,559
Balances at June 30, 2026	125,937,184	$12	$404,726	$209,290	$(607)	$613,421

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances at December 31, 2024	124,836,283	$12	$389,904	$95,913	$(233)	$485,596
Stock-based compensation	—	—	2,932	—	—	2,932
Issuance of Class A common stock upon exercise of stock options	33,736	—	51	—	—	51
Issuance of Class A common stock upon vesting of restricted stock units	328,201	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(73,798)		(1,943)			(1,943)
Foreign currency translation adjustments	—	—	—	—	(54)	(54)
Net income	—	—	—	13,813	—	13,813
Balances at March 31, 2025	125,124,422	$12	$390,944	$109,726	$(287)	$500,395
Stock-based compensation	—	—	3,315	—	—	3,315
Issuance of Class A common stock upon exercise of stock options	28,240	—	40	—	—	40
Issuance of Class A common stock upon vesting of restricted stock units	157,818	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(47,209)	—	(1,821)	—	—	(1,821)
Foreign currency translation adjustments	—	—	—	—	63	63
Net income	—	—	—	14,707	—	14,707
Balances at June 30, 2025	125,263,271	$12	$392,478	$124,433	$(224)	$516,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$46,440	$28,520
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,319	21,223
Deferred income taxes	(1,064)	(1,991)
Stock-based compensation	12,160	7,770
Amortization of capitalized warrants cost	574	1,124
Non-cash operating lease expense	1,498	1,158
Amortization of capitalized contract acquisition cost	1,515	873
Provision for expected credit losses	58	(171)
Change in operating assets and liabilities
Accounts and other receivables	(3,407)	23,429
Prepaid expenses and other assets	2,468	986
Accounts payable	6,610	2,516
Accrued and other liabilities	(4,760)	(2,421)
Operating lease liabilities	(1,467)	(1,225)
Contract liabilities	339	716
Income taxes receivable, net of payable	(971)	(587)
Net cash provided by operating activities	79,312	81,920
Cash flows from investing activities
Purchases of property and equipment	(193)	(176)
Purchases of interest-bearing deposits	(754)	(913)
Proceeds from matured interest-bearing deposits	1,604	1,547
Capitalized internal-use software development costs	(19,176)	(18,166)
Net cash used in investing activities	(18,519)	(17,708)
Cash flows from financing activities
Proceeds from exercise of stock-based awards	15	91
Payments of taxes withheld on net settled vesting of restricted stock units	(5,403)	(3,764)
Net cash used in financing activities	(5,388)	(3,673)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(240)	95
Net increase in Cash and cash equivalents and Restricted cash	55,165	60,634
Cash and cash equivalents and Restricted cash at the beginning of period	324,538	209,411
Cash and cash equivalents and Restricted cash at the end of period	$379,703	$270,045
Reconciliation of Cash and cash equivalents and Restricted Cash:
Cash and cash equivalents at the beginning of period	320,908	205,900
Restricted cash at the beginning of period	3,630	3,511
Cash and cash equivalents and Restricted cash at the beginning of period	$324,538	$209,411
Cash and cash equivalents at the end of period	377,694	266,422
Restricted cash at the end of period	2,009	3,623
Cash and cash equivalents and Restricted cash at the end of period	$379,703	$270,045
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$20,297	$10,256
Non-cash investing activities:
Property and equipment acquired through finance lease liabilities	$1,602	$—
Right-of-use assets obtained in exchange of operating lease obligations	$3,439	$510

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAYMENTUS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, unless otherwise stated)

(Unaudited)

1. Organization and Description of Business

Description of Business

Paymentus Holdings, Inc. and its wholly owned subsidiaries (“Paymentus” or the “Company”) provides electronic bill presentment and payment services, enterprise customer communication and self-service revenue management to billers through a Software-as-a-Service (“SaaS”), secure, omni-channel technology platform. The platform seamlessly integrates into a biller’s core financial and operating systems to provide flexible and secure access to payment processing of credit cards, debit cards, eChecks and digital wallets across a significant number of channels including online, mobile, IVR, call center, chatbot and voice-based assistants. Paymentus was incorporated in the state of Delaware on September 2, 2011 with office locations in Charlotte, North Carolina, Addison, Texas, Santa Clara, California, Richmond Hill, Ontario (Canada), and Gurugram, Mohali and Bengaluru (India). The Company is headquartered in Addison, Texas.

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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations and comprehensive income, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

Custodial Accounts

The Company has established a relationship with its merchant processors to act as collection and paying agents, whereby a merchant processor receives funds from customers and forwards such funds to the respective Paymentus client, based on the instructions received from the Company. These merchant processors act as custodians of the cash received, and the Company has no legal ownership rights to the funds held in such custodial accounts and does not control the use of these funds. As the Company does not take ownership of the funds, these custodial accounts are not included in the Company’s consolidated balance sheets. The balance of cash in the custodial accounts held by these merchant processors was $207.1 million and $215.7 million as of June 30, 2026 and December 31, 2025, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, accounts receivable and short-term deposits. The Company maintains its cash and cash equivalents and short-term deposits with high-quality financial institutions with investment-grade ratings. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded in the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, one reseller accounted for more than 10% of accounts receivable.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 included in the 2025 Form 10-K. There have been no significant changes to these policies during the three and six months ended June 30, 2026.

Recently Adopted Accounting Standards

Accounting Standards Updates ("ASUs") not listed below were assessed and determined to be either not applicable or not expected to have a material impact on the condensed consolidated financial statements.

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

3. Revenue, Performance Obligations and Contract Balances

Disaggregation of Revenue

The following table presents a disaggregation of revenue from contracts with customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Payment transaction processing revenue	$357,810	$278,080	$713,474	$551,360
Other	2,926	1,997	5,703	3,952
Total revenue	$360,736	$280,077	$719,177	$555,312

Revenue by geographic area, based on the location of the Company’s users, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$354,821	$275,417	$707,829	$546,096
Other	5,915	4,660	11,348	9,216
Total	$360,736	$280,077	$719,177	$555,312

Remaining Performance Obligations

As of June 30, 2026, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied was $7.2 million, of which the Company expects to recognize over 71% within the next two years, 21% between two to four years and the remainder thereafter. The timing of revenue recognition within the next four years is largely dependent upon the go-live dates of the Company's customers under the Company’s contracts.

As of June 30, 2026, the Company has contractual rights under its commercial agreements with customers and resellers to receive $45.0 million of fixed consideration related to the future minimum guarantees through 2030. As permitted, the Company has elected to exclude from this disclosure any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amount disclosed.

Contract Liabilities

Revenue recognized during the three months ended June 30, 2026 and 2025 that was included in the contract liabilities balance at the beginning of each of the periods was $1.9 million and $0.3 million, respectively. Revenue recognized during the six months ended June 30, 2026 and 2025 that was included in the contract liabilities balance at the beginning of each of the periods was $1.2 million and $0.9 million, respectively.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Computer equipment	$6,661	$6,597
Furniture and fixtures	3,349	1,832
Leasehold improvements	378	387
Total property and equipment	10,388	8,816
Less: Accumulated depreciation	(8,069)	(7,939)
Property and equipment, net	$2,319	$877

Depreciation expense recorded for property and equipment was $0.2 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

The Company's long-lived assets primarily consist of furniture and computer equipment. The table below summarizes long-lived assets based on their geographical area (in thousands):

	June 30,	December 31,
	2026	2025
United States	$1,796	$270
Other	523	607
Total	$2,319	$877

5. Goodwill, Internal-use Software Development Costs and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the three and six months ended June 30, 2026 and 2025 relate to foreign currency translation adjustments.

Internal-use Software Development Costs

During the three months ended June 30, 2026 and 2025, the Company capitalized $9.7 million and $8.9 million of costs related to internal-use software development, respectively. During the six months ended June 30, 2026 and 2025, the Company capitalized $19.3 million and $18.3 million of costs related to internal-use software development, respectively.

Amortization expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$5,783	$5,517	$11,839	$11,155
Research and development	2,635	2,672	5,495	5,460
Total	$8,418	$8,189	$17,334	$16,615

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$21,657	$(21,657)	$—	4.0
Customer relationship	31,957	(21,604)	10,353	8.0
Software	250	(250)	—	3.0
Trademark	4,038	(4,038)	—	4.0
Total	$57,902	$(47,549)	$10,353

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Useful Life (Years)
Technology	$21,827	$(21,827)	$—	4.0
Customer relationship	31,982	(19,995)	11,987	8.0
Software and license	2,912	(2,912)	—	3.0
Trademark	4,038	(4,038)	—	4.0
Total	$60,759	$(48,772)	$11,987

Amortization expense of intangible assets was $0.8 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $4.3 million for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, future expected amortization expense is as follows (in thousands):

Years Ending December 31,
2026	$1,635
2027	3,269
2028	3,269
2029	2,180
Total future amortization expense	$10,353

There were no impairments of goodwill, internal-use software development costs or intangible assets in the three or six months ended June 30, 2026 and 2025.

6. Prepaid expenses and other assets

The composition of prepaid expenses and other assets is as follows (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid expenses	$5,214	$8,138
Contract acquisition costs	6,046	7,402
Other assets	755	1,969
Total prepaid expenses and other assets	$12,015	$17,509

Contract acquisition costs consist of upfront customer contract discounts, unamortized warrants cost and sales commissions. Other assets consist of security deposits for leased properties and investment in term deposits.

7. Accrued and other liabilities

The composition of accrued and other liabilities is as follows (in thousands):

	June 30,	December 31,
	2026	2025
Payroll and employee-related expenses	$13,659	$21,359
Other accrued expenses	5,946	5,749
Finance lease liabilities	1,558	—
Other liabilities	3,758	1,246
Total accrued and other liabilities	$24,921	$28,354

Other accrued expenses consist of professional services, legal accruals, obligations related to agency commissions and other miscellaneous accruals. Other liabilities primarily consist of deferred vendor incentives and amounts payable to customers related to refunds arising from various circumstances.

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

Legal Matters

From time to time, the Company is subject to or otherwise involved in various lawsuits, claims and legal proceedings that arise out of or are incidental to the conduct of our business, including those relating to employment matters, and contractual and other commercial disputes. The Company records a liability in its condensed consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is probable to result in a liability and the amount of loss can be reasonably estimated, the Company estimates and records an accrued liability. Accrued liabilities related to legal matters are included within other accrued expenses in Note 7. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the Company's condensed consolidated financial statements. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that, as of June 30, 2026, no current claims and legal proceedings are expected to have a material adverse effect on its financial position, results of operations or cash flows.

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

9. Equity

Warrants

On May 13, 2021, the Company entered into a warrant agreement with JPMC Strategic Investments I Corporation (“JPMC”), an affiliate of J.P. Morgan Securities LLC, an underwriter in our 2021 initial public offering ("IPO"), pursuant to which the Company agreed to issue a warrant to JPMC for up to 509,370 shares of Class A common stock upon completion of the IPO at an exercise price of $18.38 per share (the “May 2021 warrant agreement”). Upon completion of the IPO, 382,027 of the warrant shares vested and were exercisable. The vesting of the remaining 127,343 shares of Class A common stock underlying the warrant was subject to the achievement of certain commercial milestones through December 31, 2025 pursuant to a related commercial agreement with JPMorgan Chase Bank, National Association (“JPM Chase”), an affiliate of JPMC. As discussed below, this commercial agreement was amended in August 2022, and the achievement of certain commercial milestones was extended through December 31, 2026 and minimum revenue commitments were set for each of the calendar years through 2026. As of June 30, 2026, all 509,370 warrant shares were vested and exercisable under the May 2021 warrant agreement.

On August 29, 2022, the Company entered into a second warrant agreement with JPMC, in connection with an amendment to the Company's existing commercial agreement with JPM Chase discussed above, pursuant to which the Company issued a warrant to JPMC for up to 684,510 shares of Class A common stock at an exercise price of $10.10 per share (the “August 2022 warrant agreement”). Upon signing the August 2022 warrant agreement, 171,128 of the warrant shares vested and were exercisable. The vesting of the remaining 513,382 shares of Class A common stock underlying the warrant was subject to the achievement of certain commercial milestones through December 31, 2026 pursuant to the commercial agreement, as amended. As of June 30, 2026, all 684,510 warrant shares were vested and exercisable under the August 2022 warrant agreement.

The Company accounts for the consideration payable in the form of warrants to its vendor as share-based compensation expense. The warrant fair value was determined using the Black-Scholes pricing model in accordance with ASC 718, Compensation-Stock Compensation.

10. Stock-Based Compensation

In May 2021, the Company’s board of directors (the "Board") adopted, and its stockholders approved, the 2021 Equity Incentive Plan (the "2021 Plan"), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code ("IRC"), to the Company's employees and any of its parent or subsidiary corporations’ employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to the Company’s employees, directors and consultants and any of its parent or subsidiary corporations’ employees and consultants. A total of 10,459,000 shares of the Company’s Class A common stock have been reserved for issuance under the 2021 Plan in addition to (i) an annual increase of 4% of the outstanding shares of the Company's common stock, with Class A and Class B common stock taken together, on the first day of each fiscal year (subject to the Compensation Committee of the Board exercising discretion to increase or decrease such amount, the "Evergreen Addition") and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock awards granted under the 2012 Equity Incentive Plan, an equal number of shares of Class A common stock, such number of shares not to exceed 7,563,990. On January 1, 2026, pursuant to the Evergreen Addition, approximately 5.0 million shares of Class A common stock were added to the 2021 Plan issuance reserve. At June 30, 2026, there were approximately 29.5 million remaining shares available for the Company to grant under the 2021 Plan.

Stock Options

A summary of the Company’s option activity during the six months ended June 30, 2026 was as follows (in thousands, except share and per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	per Share	Life (years)	Value
Outstanding at December 31, 2025	3,443,585	$8.64	3.32	$79,016
Options exercised	(1,708)	8.66
Outstanding at June 30, 2026	3,441,877	$8.64	2.82	$53,403
Exercisable at June 30, 2026	3,441,877	$8.64	2.82	$53,403

There were no options granted or expired during the six months ended June 30, 2026 and 2025, and no options were forfeited during the six months ended June 30, 2026. Aggregate intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended June 30, 2026 and 2025 was less than $0.1 million and $1.0 million, respectively, and less than $0.1 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively.

At June 30, 2026, all outstanding stock options granted under the 2012 Equity Incentive Plan were fully vested. Accordingly, there was no unrecognized compensation cost related to unvested stock options.

Restricted Stock Units ("RSUs")

A summary of the Company’s RSU activity during the six months ended June 30, 2026 was as follows:

		Weighted-
		Average
	RSUs	Grant Date
	Outstanding	Fair Value
Awarded and unvested at December 31, 2025	2,766,276	$24.09
Awards granted	1,372,209	25.38
Awards vested	(580,686)	21.99
Awards forfeited	(128,381)	21.72
Awarded and unvested at June 30, 2026	3,429,418	$25.05

The fair value of RSU grants is determined based upon the market closing price of the Company’s Class A common stock on the date of grant. The aggregate grant-date fair value of RSUs granted during the three months ended June 30, 2026 and 2025 was $12.7 million and $0.7 million, respectively, and $34.8 million and $17.8 million for the six months ended June 30, 2026 and 2025, respectively. RSUs vest over the requisite service period, which generally ranges from four to five years from the date of grant for employees and one year (historically ranging from one to three years for awards vested prior to 2026) for directors, subject to continued employment for employees and provision of services for non-employees. The aggregate fair value of RSUs vested during the three months ended June 30, 2026 and 2025 was $5.6 million and $5.9 million, respectively, and $13.8 million and $15.2 million for the six months ended June 30, 2026 and 2025, respectively.

At June 30, 2026, there was $81.2 million of total unrecognized compensation cost related to unvested RSUs granted under the 2021 Plan, which is expected to be recognized over a remaining weighted-average period of 3.7 years.

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$85	$83	$154	$149
Research and development	1,088	1,160	2,056	2,041
Sales and marketing	1,822	2,312	3,395	3,806
General and administrative	3,753	1,733	7,117	2,837
Total stock-based compensation	$6,748	$5,288	$12,722	$8,833

11. Income Taxes

The Company computes its tax provision for the three and six months ended June 30, 2026 by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusting for discrete items arising in that quarter.

The Company’s effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective tax rate	28.3%	19.9%	28.3%	21.2%

The Company's effective tax rates for the three and six months ended June 30, 2026 were primarily impacted by permanent differences for disallowed compensation pursuant to Internal Revenue Code ("IRC") Section 162(m), state taxes, and U.S. research and development ("R&D") credit claims. For the comparable periods in 2025, the effective tax rates were primarily impacted by permanent differences for disallowed stock-based compensation pursuant to IRC Section 162(m), state taxes, discrete benefits for excess tax benefits on stock-based compensation, and prior year Canadian R&D credit claims.

The Company forecasts an estimated effective tax rate in 2026, exclusive of discrete benefits, of 28.5%, which primarily differs from the U.S. federal statutory rate due to state taxes, permanent differences on nondeductible compensation, and Canadian and U.S. R&D credit claims.

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stock (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$25,559	$14,707	$46,440	$28,520
Denominator:
Weighted-average shares of common stock — basic	125,861,225	125,077,964	125,763,761	125,066,334
Dilutive effect of stock options	2,229,774	2,584,773	2,271,522	2,551,462
Dilutive effect of RSUs	383,310	1,016,437	460,388	1,018,724
Dilutive effect of warrants	530,702	351,365	553,359	331,287
Weighted-average shares of common stock — diluted	129,005,011	129,030,539	129,049,030	128,967,807
Net income per share
Basic	$0.20	$0.12	$0.37	$0.23
Diluted	$0.20	$0.11	$0.36	$0.22

The following table summarizes the weighted-average number of securities that were excluded from the computation of diluted net income per share attributable to common stock as their inclusion would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	2,134,322	3,633	1,389,416	3,730

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As a leading provider of cloud-based bill payment technology and solutions, we deliver our next-generation product suite through a modern technology stack to a broad and diverse base of business and financial institution clients. Our platform was used by approximately 53 million consumers and businesses globally in December 2025 to pay their bills, move money and engage with our clients. We serve billers of all sizes that primarily provide non-discretionary services across a variety of industry verticals, including utilities, financial services, insurance, government, telecommunications, real estate management, education, consumer finance, healthcare, business-to-business (B2B) and small business. We also serve financial institutions by providing them with a modern platform that their customers use for bill payment, account-to-account transfers and person-to-person transfers. By powering this comprehensive network of billers and financial institutions, each with their own set of bill payment requirements, we believe we have created an enviable feedback loop that enables us to continuously drive innovation, grow our business and uniquely improve the electronic bill payment experience for participants in the bill payment ecosystem.

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

Transactions Processed

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Growth	2026	2025	% Growth
	(in millions)			(in millions)
Transactions processed	213.4	175.8	21.4%	416.8	349.0	19.4%

We define transactions processed as the number of revenue generating payment transactions, such as checks, credit card and debit card transactions, automated clearing house (ACH) items and emerging payment types, which are initiated and generally processed through our platform during a period. The number of transactions also includes account-to-account and person-to-person transfers. The increase in number of transactions processed during the three and six months ended June 30, 2026 as compared to the same periods in 2025 was primarily driven by new biller implementations and increased transactions from both new and existing billers.

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

Impact of Economic and Inflationary Trends

We continued to operate in an environment of elevated macroeconomic uncertainty during the second quarter of 2026. Although inflation has moderated from prior periods, our cost structure and consumer spending patterns remain impacted by persistent pricing pressures, impending tariffs, and evolving trade policies. Furthermore, heightened geopolitical instability, particularly the ongoing conflict in Iran, has exacerbated volatility in global energy markets. Broader uncertainties relating to interest rate trajectories and these geopolitical tensions continue to affect our overall operating environment.

Inflationary conditions and energy market volatility could indirectly affect our business by driving up customer bills, particularly within the utility sector, while also contributing to higher operating costs across the broader economy. Rapid increases in energy prices may place additional pressure on household budgets, potentially increasing delinquency rates or altering historical payment timing patterns.

These conditions may influence consumer payment behaviors in countervailing ways. Consumers experiencing financial strain may elect to defer payments, shift to lower-cost payment methods, or make partial, more frequent payments. While payment deferrals and the adoption of lower-cost methods could reduce our average revenue per transaction and overall payment volume, an increase in partial payment activity could simultaneously drive higher aggregate transaction counts.

This shifting dynamic may create a compounding effect on our unit economics. Any corresponding increase in transaction volumes driven by partial payments could trigger a proportional rise in our interchange, network, and processing fees. Because these elevated costs of revenue may offset the potential top-line gains from higher transaction counts, this cycle could frequently result in flat net revenue growth. We may be unable to fully offset these interrelated pressures through pricing actions, as such adjustments typically lag behind the immediate impact of rising network and operating costs. Consequently, an inability to mitigate these pressures in real-time may continue to adversely affect our margins, operating results, and overall financial condition.

Beyond external economic pressures, our ability to scale efficiently depends on our capacity to quickly recruit, train and retain a high-performing workforce. We continue to offer competitive compensation and invest in employee well-being to attract and retain a high-performing workforce that enables us to meet the expanding needs of our customers and support our long-term growth objectives. While employee-related costs naturally fluctuate, they have trended upward in tandem with our business expansion, and we expect this trajectory to continue as we scale our operations.

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

How we use Non-GAAP Measures

We use non-GAAP measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management and our board of directors to more fully understand our consolidated financial performance from period to period and helps management project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP measures provide our investors with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period-to-period comparisons. In particular, we exclude interchange, assessment and other network fees in the presentation of contribution profit because we believe inclusion is less directly reflective of our operating performance as we do not control the payment channel used by consumers, which is the primary determinant of the amount of interchange, assessment and other network fees. We use contribution profit to measure the amount available to fund our operations after interchange, assessment and other network fees, which are directly linked to the number of transactions we process and thus our revenue and gross profit. There are limitations to the use of the non-GAAP measures presented in this report. Our non-GAAP measures may not be comparable to similarly titled measures of other companies; other companies, including companies in our industry, may calculate non-GAAP measures differently than we do, limiting the usefulness of those measures for comparative purposes. These non-GAAP measures should not be considered in isolation from or as a substitute for financial measures prepared in accordance with GAAP.

We also urge you to review the reconciliation of these non-GAAP financial measures included below. To properly and prudently evaluate our business, we encourage you to review the condensed consolidated financial statements and related notes included elsewhere in this report and to not rely on any single financial measure to evaluate our business.

Contribution Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Gross profit	$94,311	$71,477	$180,543	$137,501
Plus: other cost of revenue	23,787	22,051	47,255	43,669
Contribution profit	$118,098	$93,528	$227,798	$181,170

In general, contribution profit is driven by the number of transactions we process, offset by network fees associated with processing those transactions. The amount of contribution profit per transaction may vary due to a variety of factors substantially outside of our control, including client size, type and industry as well as whether the client is a biller, financial institution or other partner. Contribution profit for the three and six months ended June 30, 2026 increased approximately 26.3% and 25.7%, as compared to the same periods in 2025. The increase was driven by growth in transaction count and volume driven from both new and existing billers and financial institutions.

Adjusted Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Gross profit	$94,311	$71,477	$180,543	$137,501
Stock-based compensation	85	83	154	149
Amortization of capitalized software development costs	5,783	5,517	11,839	11,155
Amortization of acquisition-related intangibles	—	829	—	1,657
Adjusted gross profit	$100,179	$77,906	$192,536	$150,462

Adjusted gross profit for the three and six months ended June 30, 2026 increased 28.6% and 28.0%, as compared to the same periods in 2025. Adjusted gross profit is driven primarily by the same factors that impact gross profit with the exception of excluding the amortization and stock-based compensation recorded in cost of revenue. Adjusted gross profit improved in line with contribution profit. Adjusted gross profit as a percentage of contribution profit increased due to realization of economies of scale.

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income — GAAP	$25,559	$14,707	$46,440	$28,520
Interest income, net	(3,042)	(2,336)	(5,573)	(4,398)
Provision for income taxes	10,099	3,662	18,309	7,650
Amortization of capitalized software development costs	8,418	8,189	17,334	16,615
Amortization of acquisition-related intangibles	818	2,130	1,635	4,267
Depreciation	191	164	350	341
EBITDA	$42,043	$26,516	$78,495	$52,995

Adjustments
Foreign exchange loss (gain)	5	(111)	(3)	(161)
Stock-based compensation	6,748	5,288	12,722	8,833
Adjusted EBITDA	$48,796	$31,693	$91,214	$61,667

Adjusted EBITDA is a measure of profitability and generally is expected to move in line with revenue, contribution profit, gross profit and adjusted gross profit. Adjusted EBITDA increased 54.0% and 47.9% in the three and six months ended June 30, 2026, as compared to the same periods in 2025. The increase was primarily attributable to higher revenues driven by growth in transaction volumes from both new and existing billers and financial institutions. The rate of growth in Adjusted EBITDA exceeded the rate of growth in both contribution profit and adjusted gross profit, reflecting the operating leverage inherent in our business, as certain operating expenses are largely fixed and did not increase in proportion to the growth in revenue.

Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net cash provided by operating activities	$48,860	$31,479	$79,312	$81,920
Purchases of property and equipment	(113)	(116)	(193)	(176)
Capitalized internal-use software development costs	(9,715)	(8,888)	(19,176)	(18,166)
Free cash flow	$39,032	$22,475	$59,943	$63,578

The increase in free cash flow for the three months ended June 30, 2026, as compared to the same period in 2025, was primarily driven by higher cash generated from operations, reflecting stronger operating performance and improved conversion of working capital into cash, partially offset by higher capitalized internal-use software development costs.

The decrease in free cash flow for the six months ended June 30, 2026, as compared to the same period in 2025, reflected increased investments in working capital and internal-use software development, which more than offset improved operating performance.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
Revenue	$360,736	$280,077	$80,659	28.8%	$719,177	$555,312	$163,865	29.5%
Cost of revenue	266,425	208,600	57,825	27.7%	538,634	417,811	120,823	28.9%
Gross profit	94,311	71,477	22,834	31.9%	180,543	137,501	43,042	31.3%
Gross margin (1)	26.1%	25.5%			25.1%	24.8%
Operating expenses
Research and development	15,317	15,231	86	0.6%	31,650	30,332	1,318	4.3%
Sales and marketing	33,047	29,610	3,437	11.6%	63,257	55,661	7,596	13.6%
General and administrative	13,326	10,714	2,612	24.4%	26,463	19,897	6,566	33.0%
Total operating expenses	61,690	55,555	6,135	11.0%	121,370	105,890	15,480	14.6%
Income from operations	32,621	15,922	16,699	104.9%	59,173	31,611	27,562	87.2%
Interest income, net	3,042	2,336	706	30.2%	5,573	4,398	1,175	26.7%
Other (expense) income	(5)	111	(116)	(104.5)%	3	161	(158)	(98.1)%
Income before income taxes	35,658	18,369	17,289	94.1%	64,749	36,170	28,579	79.0%
Provision for income taxes	10,099	3,662	6,437	175.8%	18,309	7,650	10,659	139.3%
Net income	$25,559	$14,707	$10,852	73.8%	$46,440	$28,520	$17,920	62.8%

(1) Gross margin is calculated as gross profit divided by revenue.

The following table presents the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.9%	74.5%	74.9%	75.2%
Gross profit	26.1%	25.5%	25.1%	24.8%
Operating expenses
Research and development	4.2%	5.4%	4.4%	5.5%
Sales and marketing	9.2%	10.6%	8.8%	10.0%
General and administrative	3.7%	3.8%	3.7%	3.6%
Total operating expenses	17.1%	19.8%	16.9%	19.1%
Income from operations	9.0%	5.7%	8.2%	5.7%
Interest income, net	0.9%	0.8%	0.8%	0.8%
Other (expense) income	0.0%	0.0%	0.0%	0.0%
Income before income taxes	9.9%	6.5%	9.0%	6.5%
Provision for income taxes	2.8%	1.3%	2.5%	1.4%
Net income	7.1%	5.2%	6.5%	5.1%

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenue

The increase in revenue was primarily driven by an increase in the number of transactions processed, which was driven by the implementation of new billers and increased transactions from our existing billers.

Cost of Revenue, Gross Profit and Gross Margin

The increase in cost of revenue primarily corresponds with higher revenue and transaction volumes, as it consists primarily of interchange fees and processor costs.

Gross profit increased in tandem with revenue growth. Gross margin increased slightly, as the impact of a shift in customer mix towards high-volume enterprise billers with lower margins was more than offset by improved economies of scale.

Research and Development Expenses

Research and development expenses remained relatively consistent compared to the prior-year period. Higher employee-related costs were largely offset by lower amortization and stock-based compensation expenses.

Sales and Marketing Expenses

The increase in sales and marketing expenses was primarily driven by higher agency and sales commission costs and higher employee-related costs, including stock-based compensation, partially offset by lower amortization expense.

General and Administrative Expenses

The increase in general and administrative expenses was primarily driven by higher stock-based compensation and employee-related costs, as well as higher lease expense and insurance premiums. These increases were partially offset by lower professional and legal fees.

Interest income, net

The change in interest income, net, was mainly due to higher cash balances held with banks, offset by lower interest rates.

Income Taxes

The change in provision for income taxes as well as the increase in the Company's effective tax rate, which was 28.3% for the three months ended June 30, 2026, as compared to 19.9% for the same period in the prior year, were primarily due to increased executive stock-based compensation in 2026 and more significant excess tax benefits on stock-based compensation in 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

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

While gross profit increased in tandem with revenue growth, gross margin increased slightly, as a shift in customer mix towards high-volume enterprise billers with lower margins was offset by improved economies of scale.

Research and Development Expenses

Research and development expenses increased primarily due to higher employee-related costs, including benefits, driven by headcount growth and annual compensation adjustments, as well as higher cloud computing services expense. These increases were partially offset by lower amortization expense.

Sales and Marketing Expenses

Sales and marketing expenses increased primarily due to higher reseller commissions and employee-related costs, including benefits. These increases were partially offset by lower stock-based compensation and amortization expense.

General and Administrative Expenses

General and administrative expenses increased primarily due to higher stock-based compensation, as well as higher employee-related costs, lease expense, and insurance premiums. These increases were partially offset by lower professional and legal services costs.

Interest income, net

The change in interest income, net, was mainly due to higher cash balances held with banks, offset by lower interest rates.

Income Taxes

The change in provision for income taxes as well as the increase in the Company's effective tax rate, which was 28.3% for the six months ended June 30, 2026, as compared to 21.2% for the same period in the prior year, were primarily due to increased executive stock-based compensation in 2026 and more significant excess tax benefits on stock-based compensation in 2025.

Liquidity and Capital Resources

Sources and Uses of Funds

As of June 30, 2026, we had $377.7 million of unrestricted cash and cash equivalents. We believe that existing unrestricted cash and cash equivalents will be sufficient to support our working capital, capital expenditure requirements, and other commitments described in Note 8, for at least the next 12 months. Since inception, we have financed operations primarily through the sale of equity securities and revenue from payment transaction fees. Our principal uses of cash are funding operations, which primarily consist of employee-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners. Although this is subject to change based on market opportunities or changing priorities, we currently do not have any material planned capital expenditures or acquisitions in the next 12 months.

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

Historical Cash Flows

The following table summarizes our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in)
Operating activities	$79,312	$81,920
Investing activities	(18,519)	(17,708)
Financing activities	(5,388)	(3,673)
Effects of foreign exchange on cash	(240)	95
Net increase in cash, cash equivalents and restricted cash	$55,165	$60,634

Net Cash Provided by Operating Activities

Our primary source of operating cash is revenue from payment transaction fees. Our primary uses of operating cash are personnel-related costs, payments to third parties to fulfill our payment transactions and payments to sales and marketing partners. Net cash provided by operating activities for the six months ended June 30, 2026 was $79.3 million. Net income was $46.4 million, adjusted for non-cash charges of $34.1 million, consisting primarily of depreciation and amortization, stock-based compensation, amortization of capitalized contract acquisition costs and warrant cost, non-cash lease expense and provision for expected credit losses. These amounts were offset by $1.2 million of net cash outflows resulting from changes in our operating assets and liabilities.

Net cash provided by operating activities for the six months ended June 30, 2025 was $81.9 million. Net income was $28.5 million, adjusted for non-cash charges of $30.0 million consisting primarily of depreciation and amortization, stock-based compensation, amortization of capitalized contract acquisition costs and warrant cost, non-cash lease expense and provision for expected credit losses. Changes in our operating assets and liabilities provided an additional $23.4 million of cash.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 consisted of $19.2 million of capitalized internal-use software development costs and $0.2 million of purchases of property and equipment, partially offset by a $0.9 million cash inflow from net change in interest-bearing deposits.

Net cash used in investing activities for the six months ended June 30, 2025 consisted of $18.2 million of capitalized internal-use software development costs and $0.2 million of purchases of property and equipment, partially offset by a $0.6 million cash inflow from net change in interest-bearing deposits.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 consisted primarily of $5.4 million of payments of taxes withheld on net settled vesting of restricted stock units.

Net cash used in financing activities for the six months ended June 30, 2025 consisted primarily of $3.8 million of payments of taxes withheld on net settled vesting of restricted stock units, which was offset by $0.1 million of proceeds from the exercise of stock-based awards by employees.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our exposures to market risk since December 31, 2025. For details on the Company’s interest rate and foreign currency exchange risks, see Part I, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S‑K.

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

PAYMENTUS HOLDINGS, INC.

Date: August 3, 2026	By:	/s/ Dushyant Sharma
Dushyant Sharma
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2026	By:	/s/ Sanjay Kalra
Sanjay Kalra
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)